Form 10-Q
period 2005-06-30
Superior Well Services, INC
filed 2005-09-01
CIK 1323715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51435
SUPERIOR WELL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2535684
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
1380 Rt. 286 East, Suite #121
Indiana, Pennsylvania 15701
(Address of principal executive offices)
(Zip Code)
(724) 465-8904
(Registrant’s telephone number, including area code)
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 31, 2005, 19,376,667 shares of common stock were outstanding.

SUPERIOR WELL SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

			Superior Well
	Predecessor Companies		Services, Inc.
	December 31,	June 30,	June 30,
	2004	2005	2005
	(in thousands)
Current Assets:
Cash and cash equivalents	$1,544	$1,749	$15
Trade accounts receivable	11,292	18,037	—
Inventories	1,835	2,365	—
Prepaid expenses	336	804	—

Total current assets	15,007	22,955	15

Property, Plant and Equipment:
Land	320	420	—
Building and improvements	961	1,728	—
Equipment and vehicles	53,347	65,023	—
Construction in progress	792	2,883	—

	55,420	70,054	—
Accumulated depreciation	(14,826)	(18,804)	—

Total property, plant and equipment, net	40,594	51,250	—
Intangible assets, net of accumulated amortization of $380 and $523, respectively	1,045	902	—
Other assets	36	277	16

Total assets	$56,682	$75,384	$31

Current Liabilities:
Accounts payable-trade	$4,240	$6,235	$30
Notes payable	3,955	9,320	—
Current portion of long-term debt	1,860	1,905	—
401(k) plan contribution and withholding	651	370	—
Accrued wages and health benefits	665	1,273	—
Other accrued liabilities	399	310	—

Total current liabilities	11,770	19,413	30

Long-term debt	11,093	16,744	—

Partners’ Capital:
Partners’ capital	33,885	39,204	—
Accumulated other comprehensive (loss) income	2	23	—
Notes receivable-limited partners	(68)	—	—

Total partners’ capital	33,819	39,227

Total liabilities and partners’ capital	$56,682	$75,384

Stockholders’ Equity:
Common stock, voting, par $.01 per share, 1,000 shares authorized, 1,000 shares issued			—
Additional paid-in capital			1
Retained earnings			—

Total stockholders’ equity			1

Total liabilities and stockholders equity			$31

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Predecessor Companies
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
		(in thousands)
Revenue	$16,877	$29,585	$32,542	$55,610

Cost of revenue	11,418	20,797	22,606	37,692

Gross profit	5,459	8,788	9,936	17,918

Selling, general and administrative expenses	2,646	4,192	5,293	7,958

Operating income	2,813	4,596	4,643	9,960

Interest expense	(72)	(224)	(103)	(383)

Other (expense) income	(141)	29	(130)	39

Net income	$2,600	$4,401	$4,410	$9,616

Pro forma data (unaudited):

Historical income before taxes	$2,600	$4,401	$4,410	$9,616

Pro forma income tax expense	1,128	1,804	1,913	4,066

Net income adjusted for pro forma income tax expense	$1,472	$2,597	$2,497	$5,550

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Predecessor Companies
	Six Months Ended
	June 30
	2004	2005
	(in thousands)
Cash flows from operations:
Net income	$4,410	$9,616
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,252	4,157
Loss on disposal of equipment	183	—
Changes in assets and liabilities:
Trade accounts receivable	(2,766)	(6,745)
Inventory	(504)	(530)
Prepaid expenses and other assets	191	(688)
Accounts payable	826	1,995
401(k) plan contribution and withholding	(166)	(281)
Accrued wages and health benefits	317	608
Other accrued liabilities	(156)	(89)

Net cash provided by operations	4,587	8,043

Cash flows from investing:
Expenditure for property, plant and equipment	(8,918)	(14,670)
Proceeds for other assets	295	—
Notes receivable repayments	—	68
Proceeds from notes receivable	5	—

Net cash used in investing	(8,618)	(14,602)

Cash flows from financing:
Principal payments on long-term debt	(73)	(857)
Proceeds from long-term borrowings	880	5,365
Proceeds from notes payable, net	6,043	6,553
Distributions to partners	(2,763)	(4,297)

Net cash provided by financing	4,087	6,764

Net increase in cash and cash equivalents	56	205

Cash and cash equivalents, beginning of period	1,293	1,544

Cash and cash equivalents, end of period	$1,349	$1,749

Supplemental disclosure of cash flow data:
Interest paid	$95	$357
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     1. Organization
          Superior Well Services, Inc. (“Superior”) was formed as a Delaware corporation on March 2, 2005 for the purpose of serving as the parent company for Superior GP, L.L.C. (“Superior GP”), Superior Well Services, Ltd. (‘‘Superior Well’’) and Bradford Resources, Ltd. (‘‘Bradford’’). Superior and the partners of Superior Well and Bradford entered into a contribution agreement that resulted in the partners of Superior Well and Bradford contributing their respective partnership interests to Superior in exchange for shares of common stock of Superior. Superior Well and Bradford are Pennsylvania limited partnerships that became wholly owned subsidiaries of Superior in connection with its initial public common stock offering.
          In August 2005, Superior completed its initial public offering of 6,460,000 shares of its common stock, which included 1,186,807 shares sold by selling stockholders and 840,000 shares sold by Superior to cover the exercise by the underwriters of an option to purchase additional shares to cover over-allotments. Proceeds to Superior, net of underwriting discounts, were approximately $63.8 million.
          Superior Well provides a wide range of well services to oil and gas companies, primarily technical pumping and down-hole surveying services, in many of the major oil and natural gas producing regions of the United States.
          Bradford owns oil and gas well services equipment and provides, through leasing arrangements, substantially all of Superior Well’s equipment needs. All of Bradford’s revenues are derived from Superior Well and have been eliminated in the amounts presented.
     2. Summary of Significant Accounting Policies
       Basis of Presentation
          The financial statements included herein should be read in conjunction with the Registration Statement on Form S-1 for Superior Well Services, Inc. as filed with the Securities and Exchange Commission (“SEC”). The statements are unaudited but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations. All adjustments are of a normal and recurring nature unless otherwise noted. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.
          At June 30, 2005, the accompanying consolidated financial statements include the accounts of Superior and Superior GP, its wholly-owned subsidiary. Through June 30, 2005 Superior had no operations and, therefore, none are reported. Superior Well and Bradford (“Partnerships or Predecessor Companies”) were entities under common control arising from common direct or indirect ownership of each. Prior to becoming wholly owned subsidiaries of Superior in August 2005, the accounts of the Partnerships were combined in the financial statements and the combined operations for the Partnerships were reflected in the financial statements as predecessor company activities. All intercompany transactions and balances have been eliminated in the amounts presented.
       Estimates and Assumptions
          Superior uses certain estimates and assumptions that affect reported amounts and disclosures. These estimates are based on judgments, probabilities and assumptions that are believed to be reasonable but inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Superior is subject to risks and uncertainties that may cause actual results to differ from estimated amounts.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
       Cash and Cash Equivalents
          All cash equivalents are stated at cost, which approximates market. Superior considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Superior maintains cash at various financial institutions that may exceed federally insured amounts.
       Trade Accounts Receivable
          Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly independent and major oil and gas companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is written-off to bad debt expense. For the three month and six month periods ended June 30, 2005, Superior recorded bad debt expense of $21,000 and $21,000, respectively.
       Inventories
          Inventories, which consist principally of materials consumed in Superior’s services provided to customers, are stated at the lower of cost or market using the specific identification method.
       Property, Plant and Equipment
          Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements and range from 5 to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $2,110,000 and $4,014,000 for the six month periods ended June 30, 2004 and 2005, respectively.
          Repairs and maintenance costs that do not extend the useful lives of the asset are expensed in the period incurred. Gain or loss resulting from the retirement or other disposition of assets is included in income.
          Superior reviews long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. The review consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and their eventual dispositions are less than the asset’s carrying value. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions.
       Revenue Recognition
          Superior’s revenue is comprised principally of service revenue. Product sales represent approximately 1% of total revenues. Services and products are generally sold based on fixed or determinable pricing agreements with the customer and generally do not include rights of return. Service revenue is recognized when the services are provided and collectibility is reasonably assured. Substantially all of Superior’s services performed for customers are completed at the customer’s site within one day. Superior recognizes revenue from product sales when the products are delivered to the customer and collectibility is reasonably assured. Products are delivered and used by our customers in connection with the performance of our cementing services. Product sale prices are determined by published price lists provided to our customers.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
       Insurance Expense
          Superior self-insures employee health insurance plan costs. The annual policy limitation is $75,000 of claims per employee with a maximum out-of-pocket exposure of $3.1 million. Aggregate claims exceeding the $3.1 million policy limit are paid by the insurer. The estimated costs of claims under this self-insurance program are accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims.
       Income Taxes
          Superior Well and Bradford are limited partnerships for federal tax purposes and, accordingly, are not subject to federal or state corporate income taxes. Pro forma income tax expense (unaudited) has been computed at statutory rates to provide the reader of the financial statements with a pro forma net income (unaudited) consistent with the entity structure change referenced in Note 1.
       Interest Rate Risk Management
          Superior uses an interest rate swap agreement to manage the risk that future cash flows associated with interest payments on its variable rate bank debt may be adversely affected by volatility in market rates. Under the swap agreement, Superior agrees to pay a specified fixed rate of interest times a notional principal amount, and to receive in return, a specified variable rate of interest times a notional principal amount. Changes in the fair value of the swap agreement that qualify for cash flow hedge accounting treatment are reflected as adjustments to “Accumulated Other Comprehensive Income” to the extent the swap is effective and will be recognized as an adjustment to interest expense during the period in which the cash flows related to our interest payments are made. The ineffective portion of the hedge contract (changes in the realized interest rates that do not match the changes in the hedged interest rates) is recorded to other (expense) income in the period incurred. At June 30, 2005, Superior had a three-year interest rate swap which matures in October 2006. The interest rate swap had a notional principal amount of $3 million and a fixed rate of 3.28%.
          The fair market value of the interest rate swap was $1,700 and $22,800 as of December 31, 2004 and June 30, 2005, respectively. The unrealized gain on the interest rate swap included in accumulated other comprehensive income was $58,000 and $21,000 at December 31, 2004 and June 30, 2005, respectively. Superior expects that $16,500 of interest income will be reclassified to earnings over the next 12 months. Actual amounts that will be reclassified will vary as changes in interest rates occur.
       Fair Value of Financial Instruments
          Superior’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The carrying value of notes payable and long-term debt approximates fair value, since the interest rates are market-based and are generally adjusted periodically.
          Additionally, interest rate swaps are recorded at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 133.
          Superior’s financial instruments are not held for trading purposes.
       Intangible Assets
          Superior’s intangible assets are customer relationships related to an acquisition in the third quarter of 2003 (See Note 6). The gross amount of $1,425,000 is being amortized at $285,000 per year.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
       Concentration of Credit Risk
          Substantially all of Superior’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Eight customers accounted for 49% of Superior’s revenue for each of the six month periods ended June 30, 2004 and 2005. One customer accounted for 23% and 12% of Superior’s sales for the three months ended June 30, 2004 and 2005, respectively. One customer accounted for 25% and 17% of Superior’s sales for the six months ended June 30, 2004 and 2005, respectively. This customer accounted for 21% and 10% of Superior’s receivables at December 31, 2004 and June 30, 2005, respectively. Eight customers accounted for 44% of total accounts receivable at June 30, 2005.
       Recently Issued Guidance
          In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (‘‘FIN 46’’), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46(R), which revised certain provisions in the original interpretation and permitted multiple effective dates based upon the nature and formation date of the variable interest entity. Adoption of the provisions of FIN 46 did not have a material impact on Superior’s financial position or results of operations.
          In December 2004, the FASB issued SFAS 123R (Share-Based Payment). The standard amends SFAS 123 (Accounting for Stock-Based Compensation) and concludes that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements. The cost of such awards should be measured at fair value at the date of grant. The standard will be effective for awards granted by non-public entities after the first annual reporting period beginning after December 15, 2005. In April 2005, the SEC adopted a rule permitting registrants to delay the expensing of options pursuant to SFAS 123R until the first annual period beginning after June 15, 2005. Accordingly, the provisions of FAS 123R will be applicable to share-based compensation in the future, effective no later than January 1, 2006. Superior has not completed its evaluation of the impact that this standard is expected to have on its financial statements or results of operations.
     3. Notes Receivable — Limited Partners
          Superior Well sold limited partnership interests, amounting to 40% ownership, to three individuals during the year ended December 31, 2000. Capital contributions made to Superior Well for these limited partnership interests aggregated $200,000, of which $87,000 was received in cash and $113,000 was received through issuance of notes receivable. The notes receivable are due in monthly installments totaling $1,338, including interest at 7.5%, through January 2010. The notes were repaid at June 30, 2005. The amount outstanding as of December 31, 2004 was $68,000.
     4. Debt
     At June 30, 2005, Superior Well has a $9.5 million revolving credit agreement (“Note Payable”) with a commercial bank, collateralized by accounts receivable. Outstanding borrowings under the Note Payable bear interest primarily using the London InterBank Offered Rate (LIBOR) plus 1%. On June 30, 2005, Superior Well had outstanding borrowings under the Note Payable of $9.3 million. The Note Payable can be terminated at the discretion of Superior Well or the bank. Obligations under the Note Payable are guaranteed by Allegheny Mineral Corp., an affiliated company. The Note Payable was repaid in August 2005. The weighted average interest rates for the three and six months periods ended June 30, 2005 were 4.0% and 3.9%, respectively. The weighted average interest rates for the three and six months periods ended June 30, 2004 were 2.1% and 2.1%, respectively.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     At June 30, 2005 Bradford had a $12.0 million mortgage note payable maturing in January 2010. Outstanding borrowings under the mortgage note payable bear interest primarily using LIBOR plus 1.2%. The note is collateralized by an equipment lease agreement with Superior Well and security interests in Bradford’s equipment. The agreement provides for the maintenance of various financial covenants and included limitations as to incurring additional indebtedness and the granting of security interests to third parties. Obligations under the credit facility are guaranteed by Superior Well and the former limited partners of Bradford. The mortgage note payable was repaid and terminated in August 2005. The weighted average interest rates for the three and six months periods ended June 30, 2005 were 4.2% and 4.0%, respectively. The weighted average interest rates for the three and six months periods ended June 30, 2004 were 2.3% and 2.3%, respectively.
     At June 30, 2005, Bradford had a $9.5 million note payable maturing January 2011. Obligations under the agreement are guaranteed by Superior Well and the former limited partners of Bradford. Outstanding borrowings under the agreement bear interest primarily using LIBOR plus 1%. On June 30, 2005, Bradford had outstanding borrowings under this agreement of $6 million. The note payable was repaid and terminated in August 2005. The weighted average interest rates for the three and six month periods ended June 30, 2005 were 4.0% and 4.0%, respectively.
     Superior Well has an interest rate swap agreement with a commercial bank, with a notional amount of $3.0 million to reduce the impact of interest rate changes on Superior Well’s variable rate debt with the bank. Under the interest rate swap agreement, Superior Well and the bank agreed to exchange monthly, through October 2006, the difference between Superior Well’s fixed rate of 3.28% and the bank’s variable rate of one month LIBOR. At December 31, 2004 and June 30, 2005, the fair value of the interest rate swap agreement was included in other assets and amounted to $32,248 and $22,821, respectively.
     Long-term debt at December 31, 2004 and June 30, 2005 consisted of the following (amounts in thousands):

	2004	2005
Note payable to a bank with interest at LIBOR plus 1.2%, due in monthly installments of $142,857 plus interest and a balloon payment of $3.4 million due January 2010, collateralized by all of the equipment.	$12,000	$11,143
Note payable to a bank with interest at LIBOR plus 1%, due January 2011, guaranteed by Superior Well and the limited partners of Bradford.	—	6,000
Mortgage note payable to a bank with interest at the bank’s prime lending rate minus 1% (not to exceed 6% or decrease below 3%) for a five-year term, payable in monthly installments of $4,889 plus interest through January 2019, collateralized by real property.	826	791
Notes payable to sellers with nominal interest rates due through December 2006, collateralized by specific buildings and equipment.	127	715

	12,953	18,649
Less — Payments due within one year	1,860	1,905

Total	$11,093	$16,744

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     5. 401(k) Plan
          Superior Well has a defined contribution profit sharing/401(k) retirement plan (‘‘the Plan’’) covering substantially all employees. Employees are eligible to participate after six months of service. Under terms of the Plan, employees are entitled to contribute up to 15% of their compensation, within limitations prescribed by the Internal Revenue Code. Superior Well makes matching contributions of 25% of employee deferrals up to 12% of their compensation and may elect to make discretionary contributions to the Plan, all subject to vesting over a five-year period.
     6. Acquisitions
          In 2003, Superior Well acquired the assets and customer relationships of Osage Wireline, Inc.(“Osage”) and entered into an employment agreement with its owner. Located in Hominy, Oklahoma, Osage provided down-hole surveying services in a market that Superior Well’s pressure pumping and down-hole surveying business did not previously serve. Superior Well acquired Osage for total cash consideration of approximately $2.1 million, of which $700,000 related to operating assets and $1.4 million related to customer relationships, which is reported as an intangible asset.
     7. Related-Party Transactions
          Superior Well provides technical pumping services and down-hole surveying services to a customer owned by certain former partners of Superior Well. The total amounts of services provided to this affiliated party for the three month periods ended June 30, 2004 and 2005 were $376,000 and $1,522,000, respectively. The total amounts of services provided to this affiliated party for the six month periods ended June 30, 2004 and 2005 were $648,000 and $2,432,000, respectively. The amounts outstanding from the affiliated party were $402,000 and $242,000 for the periods ended December 31, 2004 and June 30, 2005, respectively.
          Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain former partners of Superior Well. The total amounts paid to these affiliated parties were approximately $351,000 and $466,000 for the three month periods ended June 30, 2004 and 2005, respectively. The total amounts paid to these affiliated parties were approximately $740,000 and $1,068,000 for the six month periods ended June 30, 2004 and 2005, respectively. Superior Well had accounts payable to these affiliates of $159,000 and $148,000 at December 31, 2004 and June 30, 2005, respectively.
          Prior to Superior’s initial public offering in August 2005, administrative and management services were provided to Superior Well by affiliates that are owned by certain partners of Superior Well. The total amounts paid to these affiliated entities were approximately $175,000 and $205,000 for the three months ended June 30, 2004 and 2005, respectively. The total amounts paid to these affiliated entities were approximately $349,000 and $404,000 for the six months ended June 30, 2004 and 2005, respectively. Following Superior’s initial public offering, Superior Well no longer requires these administrative and management services.
          Distributions were made to the former partners of Superior Well and Bradford amounting to approximately $4.3 million through June 30, 2005. A significant portion of the distributions was used to fund tax obligations as a result of partners being taxed on their proportionate share of the taxable income of Superior Well and Bradford.
     8. Commitments and Contingencies
          Minimum annual rental payments, principally for non-cancelable real estate and vehicle leases with terms in excess of one year, in effect at December 31, 2004, were as follows: 2005-$716,000; 2006-$657,000; 2007-$582,000; 2008-$467,000 and 2009-$149,000.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
          Total rental expense charged to operations was approximately $187,000 and $206,000 for the three month periods ended June 30, 2004 and 2005, respectively. Total rental expense charged to operations was approximately $377,000 and $378,000 for the six month periods ended June 30, 2004 and 2005, respectively.
     Superior Well has entered into long-term product purchase agreements with a nitrogen vendor to supply several locations, expiring from May 2006 through May 2011. Over the term of the agreements, Superior Well is required to purchase certain materials from only the vendor. There are no minimum purchase commitments in the agreements. The vendor does have the right to increase the price per unit, and Superior Well can submit a written bid from another vendor at a lower price. If the vendor does not match the lower price or reinstate the original price, Superior Well has the right to cancel the agreement. The vendor also has the right to match the lower price and the agreement terms of the competing vendor.
          Bradford had commitments of approximately $4.0 million for capital expenditures as of June 30, 2005.
          Superior is a defendant in lawsuits that allege that plaintiffs have been damaged as a result of unfair employment practices and workplace injuries. Superior is contesting these actions. Management, after consultation with legal counsel, is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of the operations or liquidity of Superior.
     9. Stock Incentive Plan
          In July 2005, Superior adopted a stock incentive plan for its employees. The 2005 Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, phantom stock awards, performance awards, bonus stock awards or any combination of the foregoing to employees, directors and consultants. A maximum of 2,700,000 shares of common stock may be delivered pursuant to awards under the 2005 Stock Incentive Plan. The Compensation Committee of the Board of Directors, which is composed entirely of independent directors, will determine all awards made pursuant to the 2005 Stock Incentive Plan.
     10. Subsequent event
          In July 2005, Superior amended and restated the certificate of incorporation to increase the authorized shares of capital stock to 80 million shares, consisting of two classes: 70 million shares of common stock, par value $0.01 per share and 10 million shares of preferred stock, par value $0.01 share.
     In August 2005, Superior completed its initial public offering of 6,460,000 shares of its common stock, which included 1,186,807 shares sold by selling stockholders and 840,000 shares sold by Superior to cover the exercise by the underwriters of an option to purchase additional shares to cover over allotments. Net proceeds to Superior, after the underwriting discount, were approximately $63.8 million.
          In connection with the closing of a contribution agreement prior to the completion of Superior’s initial public offering, $6.3 million in distributions were made to the former partners of Superior Well and Bradford. A significant portion of the distributions were to fund tax obligations as a result of these partners being taxed on their proportionate share of the taxable income of Superior Well and Bradford that occurred prior to the closing of the contribution agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report. The terms “Superior Well Services”, “Superior”, “we”, “us” and “our” refer to Superior Well Services, Inc., together with its two operating partnerships, Superior Well Services, Ltd. and Bradford Resources, Ltd., and their general partner, Superior GP, L.L.C., each of which became wholly owned subsidiaries of Superior Well Services, Inc. in connection with its initial public offering.
Overview
     We are a Delaware corporation formed in 2005 to serve as the parent company for an oilfield services business operating under the Superior Well Services name since 1997 in many of the major oil and natural gas producing regions in the Appalachian, Mid-Continent, Rocky Mountain, Southeast and Southwest regions of the United States. In August 2005, we completed our initial public offering of 6,460,000 shares of common stock at a price of $13.00 per share. Of the shares offered in our initial public offering, 5,273,193 shares were sold by us, including 840,000 shares sold in connection with the exercise of the underwriters’ over allotment option, and 1,186,807 shares were sold by selling stockholders. Net proceeds to us were approximately $63.8 million.
     We derive our revenue from two primary categories of services — technical pumping services and down-hole surveying services. Substantially all of our customers are domestic oil and natural gas exploration and production companies that typically require both types of services in their operations. Our operating revenue from these operations, and their relative percentages of our total revenue, consisted of the following (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2005		2004		2005

Technical pumping services	$15,299	90.6%	$26,644	90.1%	$29,140	89.5%	$50,260	90.4%
Down-hole surveying services	1,578	9.4	2,941	9.9	3,402	10.5	5,350	9.6

Total revenue	$16,877	100.0%	$29,585	100.0%	$32,542	100.0%	$55,610	100.0%

The following is a brief description of our services:
  Technical Pumping Services
     We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 54.5%, 12.5% and 23.1% of our revenue for the three month period ended June 30, 2005 and 53.7%, 14.5% and 22.2% of our revenue for the six months ended June 30, 2005, respectively. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue in 2005. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.
  Down-Hole Surveying Services
     We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 9.9% of our revenue for the three month period ended June 30, 2005 and 9.6% of our revenue for the three months ended June 30, 2005. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.

     How We Generate Our Revenue
     The majority of our customers are regional, independent oil and natural gas companies. The primary factor influencing demand for our services by those customers is their level of drilling activity, which, in turn, depends primarily on current and anticipated future crude oil and natural gas commodity prices and production depletion rates.
     We generate revenue from our technical pumping services and down-hole surveying services by charging our customers a set-up charge plus an hourly rate based on the type of equipment used. The set-up charges and hourly rates are determined by a competitive bid process and depend upon the type of service to be performed, the equipment and personnel required for the particular job and the market conditions in the region in which the service is performed. Each job is given a base time allotment of six hours. We generally charge an increased hourly rate for each hour worked beyond the initial six hour base time allotment. We also charge customers for the materials, such as stimulation fluids, cement and nitrogen, that we use in each job. Material charges include the cost of the materials plus a markup and are based on the actual quantity of materials used.
     How We Evaluate Our Operations
     We believe that investors benefit from understanding the same financial measures that our management uses in evaluating our performance. Our management uses a variety of financial and operational measurements to analyze the performance of our services. These measurements include the following: (1) operating income per operating region; (2) material and labor expenses as a percentage of revenue; (3) selling, general and administrative expenses as a percentage of revenue; and (4) EBITDA.
     Operating Income per Operating Region.
     We currently service customers in five operating regions through our 12 service centers. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania, Wooster, Ohio, Kimball, West Virginia and Gaylord, Michigan. Our Southeast region service centers are located in Cottondale, Alabama, Columbia, Mississippi and Bossier City, Louisiana. Our Mid-Continent region service centers are located in Hominy and Cleveland, Oklahoma. Our Rocky Mountain region service center is located in Vernal, Utah. We currently service the Southwest region through our Hominy and Cleveland, Oklahoma, Columbia, Mississippi and Bossier City, Louisiana service centers.
     The operating income generated in each of our operating regions is an important part of our operational analysis. We monitor operating income separately for each of our operating regions and analyze trends to determine our relative performance in each region. Our analysis enables us to more efficiently allocate our equipment and field personnel among our various operating regions and determine if we need to increase our marketing efforts in a particular region. By comparing our operating income on an operating region basis, we can quickly identify market increases or decreases in the diverse geographic areas in which we operate. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region.
     Material and Labor Expenses as a Percentage of Revenue.
     Material and labor expenses are composed primarily of cost of materials, maintenance, fuel and the wages of our field personnel. The cost of these expenses as a percentage of revenue has historically remained relatively stable for our established service centers.
     Our material costs primarily include the cost of inventory consumed while performing our stimulation, nitrogen and cementing services. Increases in our material and fuel costs are frequently passed on to our customers. However, due to the timing of our marketing and bidding cycles, there is generally a delay of several weeks or months from the time that we incur an actual price increase until the time that we can pass on that increase to our customers.
     Our labor costs consist primarily of wages for our field personnel. As a result of recent shortages of qualified supervision personnel and equipment operators, due to increased activity in the oilfield services and commercial trucking sectors, it is possible that we will have to raise wage rates to attract and train workers from other fields in order to maintain or expand our current work force. We believe we will be able to continue to increase service rates to our customers to compensate for wage rate increases.

     Selling, General and Administrative Expenses as a Percentage of Revenue.
     Our selling, general and administrative expenses, or SG&A expenses, include fees for management services and administrative, marketing and maintenance employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our general and administrative expenses in relation to our revenue because these expenses have a direct impact on our profitability. We believe that our selling, general and administrative expenses will increase as a result of our becoming a public company. For a discussion of the increase in costs associated with our public company status, please read “— Items Impacting Comparability of Our Financial Results — Public Company Expenses”.
     EBITDA.
     We define EBITDA as net income before interest expense, income tax expense and depreciation and amortization expense. Our management uses EBITDA:
•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis, since it removes the impact of our capital structure and asset base from our operating results;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	to assess compliance with financial ratios and covenants included in credit facilities;

•	in communications with lenders concerning our financial performance; and

•	to evaluate the viability of potential acquisitions and overall rates of return.
     How We Manage Our Operations
     Our management team uses a variety of tools to manage our operations. These tools include monitoring: (1) service crew performance; (2) equipment maintenance performance; (3) inventory turnover rates; (4) customer satisfaction; and (5) safety performance.
     Service Crew Performance.
     We monitor our revenue on a per service crew basis to determine the relative performance of each of our crews. We also measure our activity levels by the total number of jobs completed by each of our crews as well as by each of the trucks in our fleet. We evaluate our crew and fleet utilization levels on a monthly basis, with full utilization deemed to be approximately 24 jobs per month for each of our service crews and approximately 30 jobs per month for each of our trucks. By monitoring the relative performance of each of our service crews, we can more efficiently allocate our personnel and equipment to maximize our overall crew utilization.
     Equipment Maintenance Performance.
     Preventative maintenance on our equipment is an important factor in our profitability. If our equipment is not maintained properly, our repair costs may increase and, during levels of high activity, our ability to operate efficiently could be significantly diminished due to having trucks and other equipment out of service. Our maintenance crews perform monthly inspections and preventative maintenance on each of our trucks and other mechanical equipment. Our management monitors the performance of our maintenance crews at each of our service centers by monitoring the level of maintenance expenses as a percentage of revenue. A rising level of maintenance expenses as a percentage of revenue at a particular service center can be an early indication that our preventative maintenance schedule is not being followed. In this situation, management can take corrective measures, such as adding additional maintenance personnel to a particular service center to help reduce maintenance expenses as well as ensure that maintenance issues do not interfere with operations.

     Inventory Turnover Rates.
     The cost of our material inventory represents a significant portion of our cost of revenue from our technical pumping services. As a result, maintaining an optimum level of inventory at each of our service centers is an important factor in managing our operations and the failure to do so can have a material impact on our profitability. The optimum inventory level at any given service center is primarily a function of the level of activity at that service center. Our management continually monitors the inventory turnover rates at each of our service centers and adjusts the frequency of inventory orders as appropriate in order to maintain the optimum level of inventory in light of the activity level at each service center. Because some items of inventory, particularly frac sand, generally have a long lead time from order to delivery, it is important for our management to identify in advance any trends or events with respect to activity levels that may impact future inventory turnover rates.
     Customer Satisfaction.
     Upon completion of each job, we encourage our customers to complete a “pride in performance survey” that gauges their satisfaction level. The customer evaluates the performance of our service crew under various criteria and comments on their overall satisfaction level. Survey results give our management valuable information from which to identify performance issues and trends. Our management also uses the results of these surveys to evaluate our position relative to our competitors in the various markets in which we operate.
     Safety Performance.
     Maintaining a strong safety record is a critical component of our operational success. Many of our larger customers have safety history standards we must satisfy before we can perform services for them. We maintain an online safety database that our customers can access to review our historical safety record. Our management also uses this safety database to identify negative trends in operational incidents so that appropriate measures can be taken to maintain a positive safety history.
     Our Growth Strategy
     Our growth strategy contemplates engaging in organic expansion opportunities and, to a lesser extent, complementary acquisitions of other oilfield services businesses. Our organic expansion activities generally consist of establishing service centers in new locations, including purchasing related equipment and hiring experienced local personnel. Historically, many of our customers have asked us to expand our operations into new regions that they enter. Once we establish a new service center, we seek to expand our operations by attracting new customers and hiring additional local personnel.
     The following table shows our revenue from each operating region for the three and six month periods ended June 30, 2004 and 2005 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2004		2005		2004		2005
Appalachian	$10,536	62.4%	$16,104	54.4%	$21,238	65.3%	$31,465	56.6%
Southeast	5,229	31.0	7,843	26.5	9,778	30.0	15,384	27.7
Rocky Mountain	—	—	356	1.2	—	—	356	0.6
Mid-Continent	1,112	6.6	5,282	17.9	1,526	4.7	8,405	15.1

Total	$16,877	100.0%	$29,585	100.0%	$32,542	100.0%	$55,610	100.0%

     We also pursue selected acquisitions of complementary businesses both in existing operating regions and in new geographic areas in which we do not currently operate. In analyzing a particular acquisition, we consider the operational, financial and strategic benefits of the transaction. Our analysis includes the location of the business, strategic fit of the business in relation to our business strategy, expertise required to manage the business, capital required to integrate and maintain the business, the strength of the customer relationships associated with the business and the competitive environment of the area where the business is located. From a financial perspective, we analyze the rate of return the business will generate under various scenarios, the comparative market parameters applicable to the business and the cash flow capabilities of the business.

     To successfully execute our growth strategy, we will require access to capital on competitive terms to the extent that we do not generate sufficient cash from operations. We intend to finance future acquisitions primarily by using capacity available under our bank credit facility and equity or debt offerings or a combination of both. For a more detailed discussion of our capital resources, please read “ – Liquidity and Capital Resources” beginning on Page 19 of this report.
Cautionary Statement Regarding Forward-Looking Statements
     This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:
•	a decrease in domestic spending by the oil and natural gas exploration and production industry;

•	a decline in or substantial volatility of crude oil and natural gas commodity prices;

•	the loss of one or more significant customers;

•	the loss of or interruption in operations of one or more key suppliers;

•	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.
     When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Registration Statement on Form S-1 (Registration No. 333-124674), as amended, filed with the SEC and declared effective July 28, 2005, and in this report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Results of Operations
     Our results of operations are determined primarily by three interrelated variables: (1) drilling activities of our customers; (2) market price for the services we provide; and (3) cost of materials and labor. To a large extent, the pricing environment for our services will dictate our level of profitability. Our pricing is also dependent upon the prices and market demand for oil and natural gas, which affect the level of demand for, and the pricing of, our services and fluctuates with changes in market and economic condition and other factors. To a lesser extent, seasonality can affect our operations in the Appalachian region and certain parts of the Mid-Continent and Rocky Mountain regions, which may be subject to a brief period of diminished activity during spring thaw due to road restrictions. As our operations have expanded in recent years into new operating regions in warmer climates, this brief period of diminished activity no longer has a significant impact on our overall results of operations.
     The following table and discussion that follows provide a comparison of our results of operations for the three and six month periods ended June 30, 2004 and 2005 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Statement of Operations Data:
Revenues:
Technical pumping services	$15,299	$26,644	$29,140	$50,260
Down-hole surveying services	1,578	2,941	3,402	5,350

Total revenues	16,877	29,585	32,542	55,610
Expenses:
Cost of revenue	11,418	20,797	22,606	37,692
Selling, general and administrative	2,646	4,192	5,293	7,958

Total expense	14,064	24,989	27,899	45,650

Operating income	$2,813	$4,596	$4,643	$9,960

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Revenue.
     Revenue was $29.6 million for the three months ended June 30, 2005 compared to $16.9 million for the three months ended June 30, 2004, an increase of 75.3%. Approximately $5.6 million of this increase was attributable to an increase in the drilling activity of our customers in our existing locations. The remaining $7.1 million of our increase in revenue was attributable to our establishment of new service centers. Revenue by operating region increased in 2005 by $5.6 million, $2.6 million, $4.2 million and $0.3 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively.
     Revenue from our technical pumping services increased by approximately 74.2% to $26.6 million for the three months ended June 30, 2005 from $15.3 million for the three months ended June 30, 2004. Approximately $5.8 million of this increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $5.5 million of this increase was attributable to our establishment of new service centers. New service centers in Oklahoma, Utah, Michigan, Mississippi and Louisiana increased revenues by $3.6 million, $0.4 million, $0.1 million, $0.6 million and $0.8 million, respectively.
     Revenue from our down-hole surveying services increased approximately 86.4% to $2.9 million for the three months ended June 30, 2005 from $1.6 million for the three months ended June 30, 2004. The increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions.

Cost of Revenue.
     Cost of revenue includes the cost of materials, wages of supervisors and equipment operators, fuel, repair parts, travel expenses and depreciation expenses. Cost of revenue increased 82.1% to $20.8 million for the three months ended June 30, 2005 compared to $11.4 million for the three months ended June 30, 2004. Approximately $4.1 million of this increase was attributable to an increase in the number of jobs we completed in response to the increased drilling activity of our customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $5.3 million of our increase in cost of revenue was attributable to our establishment of new service centers. New service centers in Oklahoma, Utah, Michigan, Mississippi and Louisiana increased cost of revenues by $2.8 million, $0.5 million, $0.2 million, $1.3 million and $0.5 million, respectively. As a percentage of revenue, cost of revenue increased to 70.3% for the three months ended June 30, 2005 from 67.7% for the three months ended June 30, 2004. This percentage increase was primarily due to an increase in the cost of materials. As a percentage of revenue, material costs increased 4.1% in 2005 versus 2004. The material cost increases occurred principally in our stimulation and cementing supplies. Additionally, fuel expenses as a percentage of revenues increased 0.6% in 2005 versus 2004. As a percentage of revenue, the portion of labor expenses included as a cost of revenue decreased from 20.3% in 2004 to 16.9% in 2005. Aggregate labor expenses increased $1.6 million to $5.0 million in 2005.
Selling, General and Administrative Expenses (SG&A).
     SG&A expenses include the wages and salaries of administrative, sales and maintenance personnel, as well as other general overhead costs not directly related to field operations, such as amortization expense. SG&A expenses were $4.2 million for the three months ended June 30, 2005 compared to $2.6 million for the three months ended June 30, 2004, an increase of 58.3%. During the three months ended June 30, 2005, the portion of labor expenses included in SG&A expenses increased $0.7 million to $2.4 million in 2005. Approximately $0.4 million of the labor expense increases related to the establishment of our new service centers in Oklahoma, Utah, Michigan, Mississippi and Louisiana. Labor expenses increased because we hired additional management, sales and administrative personnel to manage the growth in our operations. As a percentage of revenue, the portion of labor expenses included in SG&A expense decreased from 9.9% in 2004 to 8.0% in 2005. In addition, transportation and office expenses increased $0.3 million and $0.1 million in 2005 versus 2004 comparable period amounts.
Operating Income.
     Operating income was $4.6 million for the three month period ended June 30, 2005 compared to $2.8 million for the three month period ended June 30, 2004, an increase of 63.4%. The primary reason for this increase was the increase in drilling activity by our customers in our Appalachian, Southeast and Mid-Continent operating regions, coupled with the opening of new service centers. This increase in operating income was partially offset by the increases in our cost of revenue and SG&A expenses as described above. Operating income (loss) in the Appalachian, Southeast, Mid-Continent and Rocky Mountain regions increased $0.6 million, $0.4 million, $1.0 million and $(0.2) million, respectively. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $3.4 million in the three months ended June 30, 2005 to $7.1 million. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see ‘‘Non-GAAP Accounting Measures.’’ Net income increased $1.8 million to $4.4 million in the same period.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Revenue.
     Revenue was $55.6 million for the six months ended June 30, 2005, compared to $32.5 million for the six months ended June 30, 2004, an increase of 70.9%. Approximately $13.4 million of this increase was attributable to an increase in the drilling activity of our customers in our existing locations. The remaining $9.7 million of our increase in revenue was attributable to our establishment of new service centers. Revenue by operating region increased in 2005 by $10.2 million, $5.6 million, $6.9 million and $0.4 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively.
     Revenue from our technical pumping services increased by approximately 72.4% to $50.3 million for the six months ended June 30, 2005 from $29.1 million for the six months ended June 30, 2004. Approximately $12.1 million of this increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $9.1 million of this increase was attributable to our establishment of new service centers. New service centers in Oklahoma, Utah, Michigan, Mississippi and Louisiana increased revenues by $6.3 million, $0.4 million, $0.1 million, $1.4 million and $0.9 million, respectively.
     Revenue from our down-hole surveying services increased approximately 57.3% to $5.3 million for the six months ended June 30, 2005 from $3.4 million for the three months ended June 30, 2004. The increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions.
Cost of Revenue.
     Cost of revenue increased 66.7% to $37.7 million for the six months ended June 30, 2005 compared to $22.6 million for the six months ended June 30, 2004. Approximately $8.1 million of this increase was attributable to an increase in the number of jobs completed in response to the increased drilling activity of our customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $7.0 million of our increase in cost of revenue was attributable to our establishment of new service centers. New service centers in Oklahoma, Utah, Michigan, Mississippi and Louisiana increased cost of revenues by $4.5 million, $0.5 million, $0.2 million, $1.3 million and $0.5 million, respectively. As a percentage of revenue, cost of revenue decreased to 67.8% for the six months ended June 30, 2005 from 69.5% for the six months ended June 30, 2004. This percentage decrease was primarily due to a 2.4% drop in labor expenses as a percentage of revenues in 2005 versus 2004. As a percentage of revenue, the portion of labor expenses included as a cost of revenue decreased from 19.5% in 2004 to 17.1% in 2005. Aggregate labor expenses increased $3.2 million to $9.5 million in 2005. Higher fuel expenses partially offset the decreases in labor expenses as a percentage of revenues. As a percentage of revenue, fuel costs in 2005 increased 0.6% over 2004 amounts. Aggregate fuel costs increased $1.3 million to $2.6 million in 2005.
   Selling, General and Administrative Expenses.
     SG&A expenses were $8.0 million for the six months ended June 30, 2005, compared to $5.3 million for the six months ended June 30, 2004, an increase of 50.3%. During the six months ended June 30, 2005, the portion of labor expenses included in SG&A expenses increased $1.6 million, which included approximately $0.8 million related to the establishment of our new service centers in Oklahoma, Utah, Michigan, Mississippi and Louisiana. Labor expenses increased because we hired additional management, sales and administrative personnel to manage the growth in our operations. As a percentage of revenue, the portion of labor expenses included in SG&A expense decreased from 8.8% in 2004 to 8.1% in 2005. In addition, transportation and office expenses increased $0.5 million and $0.1 million in 2005 versus 2004 comparable period amounts.
   Operating Income.
     Operating income was $10.0 million for the six month period ended June 30, 2005, compared to $4.6 million for the six month period ended June 30, 2004, an increase of 115%. The primary reason for this increase was the increase in drilling activity by our customers in our Appalachian, Southeast and Mid-Continent operating regions, coupled with the opening of new service centers. This increase in operating income was partially offset by the increases in our cost of revenue and SG&A expenses as described above. Operating income (loss) in the Appalachian, Southeast, Mid-Continent and Rocky Mountain regions increased $3.0 million, $1.1 million, $1.6 million and $(0.3) million, respectively. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $7.4 million in the six months ended June 30, 2005 to $14.2 million. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see ‘‘Non-GAAP Accounting Measures.’’ Net income increased $5.2 million to $9.6 million in the same period.

Items Impacting Comparability of Our Financial Results
     Our historical results of operations for the periods presented may not be comparable to our results of operations in the future for the reasons discussed below.
     Changes in Our Legal Structure.
     Prior to our initial public offering in August 2005, our operations were conducted by two separate operating partnerships under common control, Superior Well Services, Ltd. and Bradford Resources, Ltd. Pursuant to a contribution agreement among Superior Well, Inc. and the former partners of these two operating partnerships, the operations of these two partnerships were combined under a holding company structure in connection with the closing of our initial public offering. Superior Well Services, Inc. serves as the parent holding company for this structure. Following the closing of the contribution agreement and our initial public offering as discussed in Note 1 to the financial statements, we began to report our results of operations and financial condition as a corporation on a consolidated basis, rather than as two operating partnerships on a combined basis.
     Historically, we did not incur income taxes because our operations were conducted by two separate operating partnerships that were not subject to income tax. The historical combined financial statements of Superior Well Services, Ltd. and Bradford Resources, Ltd., however, include a pro forma adjustment for income taxes calculated at the statutory rate resulting in a pro forma net income adjusted for income taxes. Historically, partnership capital distributions were made to the former partners of our operating partnerships to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnerships’ taxable income. As a consequence of our change in structure, we recognized deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. As of June 30, 2005, the net deferred tax liability was approximately $8.6 million, resulting primarily from accelerated depreciation. Following our initial public offering, we incur income taxes under our new holding company structure, and our consolidated financial statements will reflect the actual impact of income taxes.
     Public Company Expenses.
     Our general and administrative expenses have increased as a result of becoming a public company following our initial public offering. We currently anticipate that our total annual general and administrative expenses following the completion of our initial public offering will increase by approximately $1.0 -1.5 million. This increase will be due to the cost of tax return preparations, accounting support services, filing annual and quarterly reports with the SEC, investor relations, directors’ fees, directors’ and officers’ insurance and registrar and transfer agent fees. Our consolidated financial statements will reflect the impact of these increased expenses and affect the comparability of our financial statements with periods prior to the completion of our initial public offering.
Liquidity and Capital Resources
     Prior to the completion of our initial public offering, cash generated from operations, borrowings under our existing credit facilities and funds from partner contributions have been our primary sources of liquidity. Following completion of our initial public offering, we will rely on cash generated from operations, future public equity and debt offerings and borrowings under our new revolving credit facility to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.
     Financial Condition and Cash Flows
     Financial Condition.
     Working capital totaled $3.5 million at June 30, 2004 compared to $3.2 million at December 31, 2004. The increase was primarily due to increases in accounts receivable of $6.7 million and inventory of $0.5 million that were due to higher revenue activity discussed in the results of operations. Offsetting the rise in current assets were increases of $2.0 million in accounts payable and $0.2 million in accrued liabilities due to higher revenue activity levels. Additionally, capital expenditures amounted to $14.7 million during the six month period ended June 30, 2005. The capital expenditures were financed through $6.6 million of short term borrowings and $5.3 million of long term debt.

     Cash flows from operations.
     Net cash provided by operating activities increased from $4.6 million for the six months ended June 30, 2004 to $8.0 million for the six months ended June 30, 2005. The $3.4 million increase in 2005 is principally due to a $5.2 million increase in net income and $1.9 million increase in depreciation and amortization for the six months ended June 30, 2005, which was partially offset by a $3.5 million increase in working capital. Working capital increased due to growth in accounts receivable from higher revenues.
     Cash flows used in investing activities.
     Net cash used in investing activities increased from $8.6 million for the six months ended June 30, 2004 to $14.6 million for the six months ended June 30, 2005. The increase was due to higher amounts of capital expenditures.
     Cash flows from financing activities.
     Net cash provided by financing activities increased from $4.1 million for the six months ended June 30, 2004 to $6.8 million for the six months ended June 30, 2005. The principal reason for the increase was $11.9 in proceeds from our credit facilities that was used to fund capital expenditures. Partially offsetting the increase in investing activities was $4.3 million in distributions to the former partners of our operating subsidiaries to fund tax obligations in 2005.
     Capital Requirements
     The oilfield services business is capital-intensive, requiring significant investment to expand and upgrade operations. Our capital requirements have consisted primarily of, and we anticipate will continue to be:
•	expansion capital expenditures, such as those to acquire additional equipment and other assets to grow our business; and

•	maintenance or upgrade capital expenditures, which are capital expenditures made to replace partially or fully depreciated assets or to upgrade the operational capabilities of existing assets.
     We continually monitor new advances in pumping equipment and down-hole technology and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. For the six months ended June 30, 2005, we made capital expenditures of approximately $14.7 million to purchase and upgrade our pumping and down-hole surveying equipment. This equipment allows us to deploy additional service crews. Our total capital expenditure budget for the year ending December 31, 2005 is presently $20.0 million. We are currently considering establishing additional service centers during the second half of 2005, which could increase our capital expenditure budget by an additional $5.0 million. Our current 2005 capital expenditure budget includes seven 2,250 horsepower fracturing pump trucks, a 100 barrel-per-minute blender, several additional nitrogen, cement and fracturing pump trucks and other items of equipment that complement our existing assets. We also plan to continue to focus on expanding our ability to provide stimulation services for high-pressure wells, with approximately $12.6 million of our planned 2005 capital expenditures budgeted for high-pressure equipment.
     Given our objective of growth through organic expansions and selective acquisitions, we anticipate that we will continue to invest significant amounts of capital to acquire businesses and assets. We actively consider a variety of businesses and assets for potential acquisitions, although currently we have no agreements or understandings with respect to any acquisition. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “— Our Growth Strategy”.
     Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2005 or December 31, 2004.
     Description of Our Indebtedness
     Superior Well Services, Ltd. has a line of credit that is payable on demand under which it could borrow up to $9.5 million. As of June 30, 2005, $9.3 million was outstanding under this line of credit, bearing interest at a weighted average interest rate of 3.9%. We used these borrowings to finance capital expenditures and meet working capital requirements. In August 2005, the line of credit was repaid using a portion of the proceeds from our initial public offering.
     Bradford Resources, Ltd. had a $12.0 million term note payable maturing in January 2010 with a weighted average interest rate of 4.0%. At June 30, 2005, Bradford Resources, Ltd. had $11.1 million outstanding under the term note payable. We used these borrowings to finance capital expenditures and meet working capital requirements. In August 2005, we repaid all outstanding borrowings and terminated this term note payable.
     Bradford Resources, Ltd. had a $9.5 million term note payable maturing in January 2011 with a weighted average interest rate of 4.0%. At June 30, 2005, Bradford Resources, Ltd. had $6.0 million outstanding under this term note payable with a weighted average interest rate of 4.0%. We used the borrowings under this credit facility to finance capital expenditures. In August 2005, we repaid all outstanding borrowings and terminated this term note payable.
Recent Accounting Pronouncements
     In January 2003, the Financial Accounting Standards Board, or the FASB, issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity if the entity’s equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. In December 2003, the FASB issued modifications to FIN 46, referred to as FIN 46R, resulting in multiple effective dates based on the nature as well as the creation date of a variable interest entity. The adoption of FIN 46 and FIN 46R in 2004 had no impact on our consolidated financial statements.
     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. The standard amends SFAS No. 123, Accounting for Stock Based Compensation, and concludes that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements. The cost of such awards should be measured at fair value at the date of grant. SFAS 123R provides public companies with a choice of transition methods to implement the standard. In April 2005, the SEC adopted a rule permitting registrants to delay the expensing of options pursuant to SFAS 123R until the first annual period beginning after June 15, 2005. Accordingly, we expect to implement the provisions of SFAS 123R in our financial statements, effective January 1, 2006. We do not expect the adoption of this standard to have a material effect on our financial statements or results of operations.
Critical Accounting Policies
     The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting standards have developed. Accounting standards generally do not involve a selection among alternatives, but involve the implementation and interpretation of existing standards, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable standards on or before their adoption, and we believe the proper implementation and consistent application of the accounting standards are critical. For further details on our accounting policies, please read Note 2 of the Notes to Consolidated Financial Statements in Part I of this report.
     These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the amounts of revenue and expenses recognized during the reporting period. We analyze our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. The following is a discussion of our critical accounting estimates.
     Revenue Recognition
     We recognize revenue when the services are performed, collection of the relevant receivables is reasonably assured, evidence of the arrangement exists and the price is determinable. Substantially all of our services performed for our customers are completed within one day.
     We grant credit to all qualified customers. Losses arising from uncollectible accounts have been negligible. Management maintains close, regular contact with customers and regularly reviews accounts receivable for credit risks resulting from changes in the financial condition of our customers. We record provisions for bad debt expense when management believes that a related receivable is not recoverable based on customer payment activity and other factors that could affect collection. Judgment is involved in performing these evaluations, since the results are based on estimated future events. Such items include the financial stability of our customers, timing of anticipated payments, as well as the overall condition of the oil and gas industry. Historically, our bad debt expense has not been significant, but if there is a prolonged downturn in the oil and gas industry, our bad debt expense could materially change. Additionally, changing circumstances could cause us to increase our allowance for doubtful accounts.
     Property, Plant and Equipment
     Our property, plant and equipment are carried at cost and are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for buildings and improvements and range from five to ten years for equipment and vehicles. The estimated useful lives may be adversely impacted by technological advances, unusual wear or by accidents during usage. Management routinely monitors the condition of equipment. Historically, management has not changed the estimated useful lives of our property, plant and equipment and presently does not anticipate any significant changes to those estimates. Repairs and maintenance costs, which do not extend the useful lives of the asset, are expensed in the period incurred.
     Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate our long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is recalculated when related events or circumstances change.
     When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the future estimated cash flows, which in most cases is derived from our performance of services. The amount of future business is dependent in part on crude oil and natural gas prices. Projections of our future cash flows are inherently subjective and contingent upon a number of variable factors, including but not limited to:
•	changes in general economic conditions in regions in which our services are located;

•	the price of crude oil and natural gas;

•	our ability to negotiate favorable sales arrangements; and

•	our competition from other service providers.
     We currently have not recorded any impairment of an asset. Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.
     Intangible Assets
     Our intangible assets are customer relationships related to our acquisition of Osage Wireline in the third quarter of 2003. The gross amount of $1,425,000 is being amortized at $285,000 per year over an estimated period of five years.
     Contingent Liabilities
     We record an expenses for legal, environmental and other contingent matters when a loss is probable and the cost or range of cost can be reasonably estimated. Judgment is often required to determine when expenses should be recorded for legal, environmental and contingent matters. In addition, we often must estimate the amount of such losses. In many cases, our judgment is based on the input of our legal advisors and on the interpretation of laws and regulations, which can be interpreted differently by governmental regulators and the courts. We monitor known and potential legal, environmental and other contingent matters and make our best estimate of when to record losses for these matters based on available information. Although we continue to monitor all contingencies closely, particularly our outstanding litigation, we currently have no material accruals for contingent liabilities.
     Insurance Expenses
     We self-insure employee health insurance plan costs. The estimated costs of claims under this self-insurance program are accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. The self-insurance accrual is estimated based upon our historical experience, as well as any known unpaid claims activity. Judgment is required to determine the appropriate accrual levels for claims incurred but not yet received and paid. The accrual estimates are based primarily upon recent historical experience adjusted for employee headcount changes. Historically, the lag time between the occurrence of an insurance claim and the related payment has been approximately two months and the differences between estimates and actuals have not been material. The estimates could be affected by actual claims being significantly different.
     We maintain an insurance policy that covers claims in excess of $75,000 per employee with a maximum out-of-pocket claim liability of $3.1 million. Aggregate claims exceeding the $3.1 million policy limit are paid by the insurer.
Non-GAAP Accounting Measures
     We define EBITDA as net income before interest expense, income tax expense and depreciation and amortization expense. Our management uses EBITDA:
•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	to assess compliance with financial ratios and covenants included in credit facilities;

•	in communications with lenders concerning our financial performance; and

•	to evaluate the viability of potential acquisitions and overall rates of return.
     The following table presents a reconciliation of EBITDA with our net income for each of the periods indicated:

	Predecessor Companies
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Reconciliation of EBITDA to Net Income:
Net income adjusted for pro forma income tax expense	$1,472	$2,597	$2,497	$5,550
Income tax expense	1,128	1,804	1,913	4,066
Interest expense	72	224	103	383
Depreciation and amortization	1,146	2,562	2,252	4,157

EBITDA	$3,818	$7,187	$6,765	$14,156

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. To a lesser extent, we are also exposed to risks related to increases in the prices of fuel and raw materials consumed in performing our services. We do not engage in commodity price hedging activities.

     Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facilities, each of which has a variable interest rate based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of June 30, 2005 would result in interest expense, and a corresponding decrease in net income, of approximately $0.2 million annually.
     In 2003, we entered into an interest rate swap agreement with a commercial bank, with a notional amount of $3.0 million to reduce the impact of interest rate changes on our variable rate debt. Under the interest rate swap agreement, we agreed to exchange monthly, through October 2006, the difference between our fixed rate of 3.28% and the bank’s variable rate of one month LIBOR. The fair value of the interest rate swap agreement was $22,800 at June 30, 2005.
     Concentration of Credit Risk. Substantially all of our customers are engaged in the oil and natural gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Eight customers accounted for 49% of Superior’s revenue for both six month periods ended June 30, 2004 and 2005. One customer accounted for 23% and 12% of Superior’s sales for the three month periods ended June 30, 2004 and 2005, respectively. One customer accounted for 25% and 17% of Superior’s sales for the six months ended June 30, 2004 and 2005, respectively. This customer accounted for 21% and 10% of Superior’s receivables at December 31, 2004 and June 30, 2005, respectively. Eight customers accounted for 44% of accounts receivable at June 30, 2005.
     Commodity Price Risk. Our fuel and material purchases expose us to commodity price risk. In addition to purchasing diesel fuel for our truck fleet, we also purchase various raw materials that we hold as inventory to be consumed in performing our services. Our material costs primarily include the cost of inventory consumed while performing our stimulation, nitrogen and cementing services such as frac sand, cement and nitrogen. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Although we are generally able to pass along price increases to our customers, due to pricing commitments and the timing of our marketing and bidding cycles there is generally a delay of several weeks or months from the time that we incur a price increase until the time that we can pass it along to our customers.
Item 4. Controls and Procedures.
     Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     No changes to our internal control over financial reporting occurred during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2006 to be filed in the first quarter of 2007. We cannot give any assurance, however, that our internal controls will be effective when Section 404 becomes applicable to us. Ineffective internal controls could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     We are named as a defendant, from time to time, in litigation relating to our normal business operations. Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.
Item 2. Use of Proceeds.
     We filed registration statements on Form S-1 (Registration Nos. 333-124674 and 333-127007) with respect to the offer and sale of 5,620,000 shares of our common stock, $0.01 par value (the “Firm Shares”) and an additional 840,000 shares (the “Option Shares”) of our common stock sold solely to cover over-allotments. Of the 5,620,000 Firm Shares sold pursuant to the registration statements, 4,433,193 shares were offered by us and 1,186,807 shares were offered by selling stockholders. All of the 840,000 Option Shares were sold by us.
     The registration statements became effective or were declared effective by the Securities and Exchange Commission on July 28, 2005. As contemplated by the registration statements, we entered into an underwriting agreement with respect to the offering and sale of the Firm Shares and the Option Shares. The lead managing underwriter for the offering was KeyBanc Capital Markets, a division of McDonald Investments Inc., and the co-managing underwriters for the offering were A.G. Edwards & Sons, Inc., RBC Capital Markets Corporation and Simmons & Company International. The sale of the Firm Shares was consummated on August 3, 2005, and sale of the Option Shares was consummated on August 9, 2005.
     The following table illustrates the number of shares of common stock registered and the aggregate price of the shares registered for our account and for the selling stockholders’ account. We did not receive any proceeds from the sales made by the selling stockholders.

		Aggregate
		Price of		Aggregate
	Shares	Shares		Price of
	Registered	Registered	Shares Sold	Shares Sold
Superior Well Services, Inc	5,273,193	$68,551,509	5,273,193	$68,551,509
Selling Stockholders	1,186,807	$15,428,491	1,186,807	$15,428,491
     Underwriting discounts and commissions amounted to $0.91 per share of common stock offered. We incurred an aggregate of $4.8 million in underwriting discounts and commissions with respect to the shares of common stock that we sold. We incurred approximately $1.5 million in other expenses in connection with the offering. None of such expenses were direct or indirect payments to our directors or officers, to persons owning 10 percent or more of any class of our equity securities or to any of our affiliates. The net offering proceeds received by us from the offerings after deducting the total underwriting discounts and commissions and expenses were approximately $62.3 million.
     In August 2005, we used $39.4 million of net proceeds from the offering to repay outstanding indebtedness. In addition, we expect to use approximately $5.0 million to $10.0 million of net proceeds from the offering to purchase additional oilfield service equipment during 2005. The remainder of the net proceeds from the offering will go towards our general corporate purposes.
Item 6. Exhibits.
     See the Exhibit Index included with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUPERIOR WELL SERVICES, INC.
   Registrant

Date: August 31, 2005	By:	/s/ David E. Wallace

David E. Wallace
Chief Executive Officer and
Chairman of the Board of Directors

Date: August 31, 2005	By:	/s/ Thomas W. Stoelk

Thomas W. Stoelk
Vice President and Chief Financial Officer

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 3, 2005).

4.1	Specimen Stock Certificate representing our common stock (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on June 24, 2005).

4.2	Registration Rights Agreement dated as of July 28, 2005 by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 3, 2005).

10.1*	2005 Stock Incentive Plan

10.2	Employment Agreement between David E. Wallace and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 3, 2005).

10.3	Employment Agreement between Jacob B. Linaberger and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 3, 2005)

10.4	Employment Agreement between Thomas W. Stoelk and Superior Well Services, Inc., effective as of June 1, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 3, 2005).

10.5	Employment Agreement between Rhys R. Reese and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 3, 2005).

10.6	Employment Agreement between Fred E. Kistner and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K filed on August 3, 2005).

10.7	Indemnification Agreement between David E. Wallace and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 3, 2005).

10.8	Indemnification Agreement between Jacob B. Linaberger and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 3, 2005).

10.9	Indemnification Agreement between Thomas W. Stoelk and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 3, 2005).

10.10	Indemnification Agreement between Rhys R. Reese and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 3, 2005).

10.11	Indemnification Agreement between Fred E. Kistner and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on August 3, 2005).

10.12	Indemnification Agreement between Mark A. Snyder and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K filed on August 3, 2005).

10.13	Indemnification Agreement between David E. Snyder and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.13 to Form 8-K filed on August 3, 2005).

10.14	Indemnification Agreement between Charles C. Neal and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.14 to Form 8-K filed on August 3, 2005).

10.15	Indemnification Agreement between John A. Staley, IV and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.15 to Form 8-K filed on August 3, 2005).

10.16*	Indemnification Agreement between Anthony J. Mendicino and Superior Well Services, Inc. dated August 30, 2005.

10.17	Fifth Amended and Restated Promissory Note dated March 31, 2005 (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.18	Credit Agreement dated June 3, 2004 by and between Bradford Resources, Ltd. and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.19	Second Amendment to Credit Agreement dated January 31, 2005 by and between Bradford Resources, Ltd. and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.20	Second Amended and Restated Stand By Term Loan Note dated January 31, 2005 (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.21	Guaranty and Suretyship Agreement dated June 3, 2005 by Superior Well Services, Ltd. (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.22	Guaranty and Suretyship Agreement dated June 3, 2005 by Allegheny Mineral Corporation (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.23	Guaranty and Suretyship Agreement dated June 3, 2005 by Armstrong Cement & Supply Corporation (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.24	Guaranty and Suretyship Agreement dated June 3, 2005 by Glacial Sand & Gravel Company (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.25	Guaranty and Suretyship Agreement dated August 22, 1997 by Allegheny Mineral Corporation (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the June 30, 2005 Quarterly Report on Form 10-Q.

31.2*	Sarbanes-Oxley Section 302 certification of. Thomas W. Stoelk for Superior Well Services, Inc. for the June 30, 2005 Quarterly Report on Form 10-Q.

32.1*	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the June 30, 2005 Quarterly Report on Form 10-Q.

32.2*	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the June 30, 2005 Quarterly Report on Form 10-Q.

*	Filed herewith.