Form 10-Q
period 2005-09-30
Superior Well Services, INC
filed 2005-11-08
CIK 1323715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51435
SUPERIOR WELL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2535684 (I.R.S. Employer Identification No.)
1380 Rt. 286 East, Suite #121
Indiana, Pennsylvania 15701
(Address of principal executive offices)
(Zip Code)
(724) 465-8904
(Registrant’s telephone number, including area code)
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 7, 2005, 19,376,667 shares of common stock were outstanding.

SUPERIOR WELL SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

		September 30,
	December 31,	2005
	2004	(Superior Well
	(Partnerships)	Services, Inc.)
	(in thousands, except per share data)
Current Assets:
Cash and cash equivalents	$1,544	$17,920
Trade accounts receivable	11,292	25,169
Inventories	1,835	2,892
Prepaid expenses	336	541
Deferred income taxes	—	500

Total current assets	15,007	47,022

Property, Plant and Equipment:
Land	320	420
Building and improvements	961	1,759
Equipment and vehicles	53,347	72,761
Construction in progress	792	7,737

	55,420	82,677
Accumulated depreciation	(14,826)	(20,774)

Total property, plant and equipment, net	40,594	61,903
Intangible assets, net of accumulated amortization of $380 and $594, respectively	1,045	831
Other assets	36	64

Total assets	$56,682	$109,820

Current Liabilities:
Accounts payable-trade	$4,240	$7,476
Income taxes payable	—	2,226
Notes payable	3,955	—
Current portion of long-term debt	1,860	200
401(k) plan contribution and withholding	651	541
Accrued wages and health benefits	665	1,438
Other accrued liabilities	399	800

Total current liabilities	11,770	12,681

Long-term debt	11,093	1,293
Deferred income taxes	—	9,134

Partners’ capital	33,819

Total liabilities and partners’ capital	$56,682	—

Stockholders’ Equity:
Common stock, voting, par $.01 per share, 70,000,000 shares authorized, 19,376,667 shares issued		194
Additional paid-in capital		91,757
Retained deficit		(5,239)

Total stockholders’ equity		86,712

Total liabilities and stockholders equity		$109,820

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2005		2005
	2004	(Superior Well	2004	(Superior Well
	(Partnerships)	Services, Inc.)	(Partnerships)	Services, Inc.)
	(in thousands)
Revenue	$20,738	$34,934	$53,280	$90,544

Cost of revenue	14,271	23,303	36,877	60,995

Gross profit	6,467	11,631	16,403	29,549

Selling, general and administrative expenses	3,447	5,491	8,740	13,449

Operating income	3,020	6,140	7,663	16,100

Interest expense	(68)	(169)	(171)	(552)

Other (expense) income	9	246	(121)	285

Income before income taxes	2,961	6,217	7,371	15,833
Income taxes
Current		2,226		2,226
Deferred		8,634		8,634

		10,860		10,860

Net income	$2,961	$(4,643)	$7,371	$4,973

Pro forma data (unaudited):

Historical income before taxes	$2,961		$7,371

Pro forma income tax expense	1,109		3,022

Net income adjusted for pro forma income tax expense	$1,852		$4,349

Earnings per common share:

Basic and fully diluted		$(0.24)		$0.26

Pro forma basic and fully diluted	$0.10		$0.22

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL AND STOCKHOLDERS’ EQUITY
(Unaudited)

	Partnerships				Superior Well Services, Inc.
			Accumulated			Additional
	Partners’	Comprehensive	Comprehensive	Less: Notes	Common	Paid-in	Retained
	Capital	Income	Income (Loss)	Receivable	Stock	Capital	Deficit	Total
			(in thousands)
BALANCE, DECEMBER 31, 2004	$33,885	$—	$2	$(68)	$—	$—	$—	$33,819

Net income prior to reorganization (unaudited)	10,212	10,212						10,212
Termination of interest rate swap (unaudited)		(2)	(2)					(2)

Total comprehensive income		$10,210

Distributions to partners (unaudited)	(13,719)							(13,719)

Collection of notes receivable (unaudited)				68				68

Reorganization effected through contribution of partnership interests to Superior Well Services, Inc. (unaudited)	(30,378)				141	30,237		—

Issuance of common stock in connection with initial public offering (unaudited)					53	61,520		61,573

Net (loss) after reorganization (unaudited)		$(5,239)					(5,239)	(5,239)

BALANCE, SEPTEMBER 30, 2005 (unaudited)	$—		$—	$—	$194	$91,757	$(5,239)	$86,712

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
		2005
	2004	(Superior Well
	(Partnerships)	Services, Inc.)
	(in thousands)
Cash flows from operations:
Net income	$7,371	$4,973
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	—	8,634
Depreciation and amortization	3,493	6,162
Loss on disposal of equipment	183	—
Changes in assets and liabilities:
Trade accounts receivable	(6,091)	(13,877)
Inventory	(840)	(1,057)
Prepaid expenses and other assets	190	(205)
Accounts payable	1,403	3,236
Income taxes payable	—	2,226
401(k) plan contribution and withholding	(85)	(110)
Accrued wages and health benefits	814	773
Other accrued liabilities	(118)	401

Net cash provided by operations	6,320	11,156

Cash flows from investing:
Expenditure for property, plant and equipment	(14,554)	(27,257)
Proceeds (expenditures) for other assets	295	(88)
Notes receivable repayments	—	68
Proceeds from notes receivable	7	—

Net cash used in investing	(14,252)	(27,277)

Cash flows from financing:
Principal payments on long-term debt	(227)	(12,180)
Proceeds from long-term borrowings	901	720
Proceeds from notes payable	15,182	10,511
Payments on notes payable	(2,357)	(14,466)
Net proceeds from initial public offering	—	61,631
Distributions to partners	(3,647)	(13,719)

Net cash provided by financing	9,852	32,497

Net increase in cash and cash equivalents	1,920	16,376

Cash and cash equivalents, beginning of period	1,293	1,544

Cash and cash equivalents, end of period	$3,213	$17,920

Supplemental disclosure of cash flow data:
Interest paid	$171	$552
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Organization
     Superior Well Services, Inc. (“Superior”) was formed as a Delaware corporation on March 2, 2005 for the purpose of serving as the parent holding company for Superior GP, L.L.C. (“Superior GP”), Superior Well Services, Ltd. (‘‘Superior Well’’) and Bradford Resources, Ltd. (‘‘Bradford’’). In May 2005, Superior and the partners of Superior Well and Bradford entered into a contribution agreement that resulted in the partners of Superior Well and Bradford contributing their respective partnership interests to Superior in exchange for shares of common stock of Superior (the “Contribution Agreement”). Superior Well and Bradford are Pennsylvania limited partnerships that became wholly owned subsidiaries of Superior in connection with its initial public common stock offering.
     In August 2005, Superior completed its initial public offering of 6,460,000 shares of its common stock, which included 1,186,807 shares sold by selling stockholders and 840,000 shares sold by Superior to cover the exercise by the underwriters of an option to purchase additional shares to cover over-allotments. Proceeds to Superior, net of the underwriting discount and offering expenses, were approximately $61.6 million.
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
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The financial statements included herein should be read in conjunction with the Registration Statement on Form S-1 for Superior Well Services, Inc. (Registration No. 333-124674) (the “Registration Statement”) as filed with the Securities and Exchange Commission (“SEC”). These financial statements are unaudited but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations. All adjustments are of a normal and recurring nature unless otherwise noted. All intercompany transactions and balances have been eliminated in the amounts presented. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Significant intercompany accounts and transactions have been eliminated in consolidation.
     At September 30, 2005, the accompanying consolidated financial statements include the accounts of Superior and its wholly-owned subsidiaries Superior Well, Bradford and Superior GP. Superior Well and Bradford (“Partnerships or Predecessor Companies”), prior to the effective date of the Contribution Agreement, were entities under common control arising from common direct or indirect ownership of each. The transfer of the Partnerships assets and liabilities to Superior (see Note 1) represented a reorganization of entities under common control and was accounted for at historical cost. The three and nine month periods ended September 30, 2004 include the combined operations for the Partnerships. The three and nine month periods ended September 30, 2005 include Partnership activities until August 2005, which was the date of the reorganization. Prior to the reorganization, the Partnerships were not subject to federal and state corporate income taxes. The statement of operations reflects federal and state income taxes for the two months of operations following the reorganization. Additionally, Superior recorded a non-cash adjustment of $8.6 million to record the deferred tax asset and liabilities arising from the differences in the financial statement and tax bases of assets and liabilities that existed at that time. The $8.6 million non-cash adjustment is included in the deferred income tax provision for the three month period ended September 30, 2005.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
     Cash and Cash Equivalents
     All cash and cash equivalents are stated at cost, which approximates market. Superior considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Superior maintains cash at various financial institutions that may exceed federally insured amounts.
     Trade Accounts Receivable
     Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly independent and major oil and gas companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is written-off to the reserve account. For the three month and nine month periods ended September 30, 2005, Superior recorded bad debt expense of $42,000 and $63,000, respectively.
     Property, Plant and Equipment
     Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements and range from 5 to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $3.3 million and $5.9 million for the nine month periods ended September 30, 2004 and 2005, respectively.
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
     Income Taxes
     Superior accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in Superior’s financial statements or tax returns. Using this method, deferred tax liabilities and assets were determined based on the difference between the financial carrying amounts and tax bases of assets and liabilities using enacted tax rates. Prior to becoming wholly-owned subsidiaries of Superior, the Partnerships were not taxable entities for federal or state income tax purposes and, accordingly, were not subject to federal or state corporate income taxes. For the three and nine month periods ended September 30, 2004, pro forma income tax expense (unaudited) has been computed at statutory rates to provide the reader of the financial statements with a pro forma net income (unaudited) consistent with the entity structure change referenced in Note 1.
     Interest Rate Risk Management
     Prior to repayment of its variable rate bank debt, Superior used an interest rate swap agreement to manage the risk that future cash flows associated with interest payments. Superior settled the interest rate swap agreement and recorded a $20,000 gain on settlement which is reflected in other income. The interest rate swap had a notional principal amount of $3 million and a fixed rate of 3.28%. The fair market value of the interest rate swap was $1,700 as of December 31, 2004. The unrealized gain on the interest rate swap included in accumulated other comprehensive income was $58,000 at December 31, 2004.
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
     Intangible Assets
     Superior’s intangible assets are customer relationships related to a 2003 acquisition in the third quarter of 2003 (See Note 6). The gross amount of $1,425,000 is being amortized at $285,000 per year.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Concentration of Credit Risk
     Substantially all of Superior’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Eight customers accounted for 39% and 41% of Superior’s revenue for each of the nine month periods ended September 30, 2004 and 2005, respectively. One customer accounted for 17% and 17% of Superior’s sales for the three months ended September 30, 2004 and 2005, respectively. One customer accounted for 22% and 17% of Superior’s sales for the nine months ended September 30, 2004 and 2005, respectively. This customer accounted for 22% and 17% of Superior’s receivables at December 31, 2004 and September 30, 2005, respectively. Eight customers accounted for 51% of total accounts receivable at September 30, 2005.
     Weighted Average Shares Outstanding
     The weighted average shares outstanding for the computation of basic and diluted earnings per share has been computed taking into account the 14,103,474 shares issued to former partners in connection with the reorganization described in Note 2, effective immediately prior to the initial public offering, the 5,273,193 shares issued by Superior in the initial public offering, which included 840,000 shares sold by Superior to cover the underwriters’ over-allotment option, each from the respective date of issuance. This resulted in 19,232,292 average shares outstanding for the three and nine month periods ended September 30, 2005. For the pro-forma calculations of earnings per share for the three and nine month periods ended September 30, 2004, all shares are assumed to have been issued at the beginning of the period resulting in 19,376,667 average shares outstanding.
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
     In December 2004, the FASB issued SFAS 123R (Share-Based Payment). The standard amends SFAS 123 (Accounting for Stock-Based Compensation) and concludes that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements. The cost of such awards should be measured at fair value at the date of grant. In April 2005, the SEC adopted a rule permitting registrants to delay the expensing of options pursuant to SFAS 123R until the first annual period beginning after June 15, 2005. Accordingly, the provisions of FAS 123R will be applicable to share-based compensation in the future, effective no later than January 1, 2006. At September 30, 2004, Superior did not have any stock-based compensation arrangements.
3. Notes Receivable — Limited Partners
     Superior Well sold limited partnership interests, amounting to 40% ownership, to three individuals during the year ended December 31, 2000. Capital contributions made to Superior Well for these limited partnership interests aggregated $200,000, of which $87,000 was received in cash and $113,000 was received through issuance of notes receivable. The notes receivable are due in monthly installments totaling $1,338, including interest at 7.5%, through January 2010. The notes were repaid prior to the initial public offering. The amount outstanding as of December 31, 2004 was $68,000.
4. Debt
     In October 2005, Superior entered into a revolving credit loan with its existing lending institution. The new agreement provides for a $20 million revolving credit facility and matures in October 2008. Interest on the revolving credit facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. The loan is secured by Superior’s accounts receivable, inventory and equipment.
     Bradford had a $12.0 million mortgage note payable maturing in January 2010 that was repaid and terminated in August 2005. Interest on the mortgage note payable was at LIBOR plus 1.2%. The weighted average interest rates for the three and nine months periods ended September 30, 2005 were 4.1% and 4.1%, respectively. The weighted average interest rates for the three and nine months periods ended September 30, 2004 were 2.3% and 2.3%, respectively.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Bradford had a $9.5 million note payable maturing January 2011 that was repaid and terminated in August 2005. Obligations under the agreement are guaranteed by Superior Well and the former limited partners of Bradford. Interest on the note payable was at LIBOR plus 1%. The weighted average interest rates for the three and nine month periods ended September 30, 2005 were 3.9% and 3.9%, respectively.
     Long-term debt at December 31, 2004 and September 30, 2005 consisted of the following (amounts in thousands):

	2004	2005
Notes payable to sellers with nominal interest rates due through December 2010, collateralized by specific buildings and equipment	$127	$327
Mortgage notes payable to a bank with interest at the bank’s prime lending rate minus 1%, payable in monthly installments of $7,111 plus interest through January 2019, collateralized by real property	826	1,166
Note payable to a bank with interest at LIBOR plus 1.2%, due in monthly installments of $142,857 plus interest and a balloon payment of $3.4 million due January 2010, collateralized by all of the equipment	12,000	—

	12,953	1,493
Less — Payments due within one year	1,860	200

Total	$11,093	$1,293

5. Note Payable
     Superior Well had a $9.5 million revolving credit agreement (“Note Payable”) that was repaid in August 2005. The Note Payable was terminated in October 2005. Interest on the Note Payable was at London InterBank Offered Rate (LIBOR) plus 1%. The weighted average interest rates for the three and nine months periods ended September 30, 2005 were 3.9% and 3.9%, respectively. The weighted average interest rates for the three and nine months periods ended September 30, 2004 were 2.1% and 2.1%, respectively.
6. Income taxes
     Superior accounts for income taxes and the related accounts under the liability method. Deferred taxes and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.
     As indicated in Note 2, the conveyance of the Partnerships to Superior represented a reorganization of entities under common control. Prior to becoming wholly-owned subsidiaries of Superior, the Partnerships were not taxable entities for federal or state income tax purposes and, accordingly, were not subject to federal or state corporate income taxes. At the date of reorganization, Superior recorded a non-cash adjustment of $8.6 million to record the deferred tax asset and liabilities arising from the differences in the financial statement and tax bases of assets and liabilities that existed at that time. The adjustment resulted from the change in tax status from non-taxable entities to an entity which is subject to taxation.
     The provision for income taxes is comprised of (amounts in thousands):

	Date of
	reorganization	September 30, 2005
Current:
State and local		$369
U.S. federal		1,857

Total current		2,226

Deferred:
State and local	$1,421	$1,426
U.S. federal	7,156	7,208

Total deferred	8,577	8,634

Provision for income tax expense	$8,577	$10,860

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     As discussed above, Superior recorded a net deferred tax liability of $8,577 related to the temporary differences that existed on the date of reorganization. Significant components of Superior’s deferred tax assets and liabilities are as follows (amounts in thousands):

	Date of	September 30,
	reorganization	2005
Deferred tax assets:
Accrued expenses and other	$297	$474
Allowance for doubtful accounts receivable	8	26

Total deferred tax assets	305	500

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(8,882)	(9,134)

Total deferred	(8,882)	(9,134)

Net deferred taxes	$8,577	$8,634

     A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows (amounts in thousands):

	Period ended September 30, 2005
	Three months	Nine months
	ended	ended
Income before income taxes	$6,217	$15,833
Statutory U.S. income tax rate	35%	35%

Tax expense using statutory U.S. income tax rate	$2,176	$5,542
State income taxes	369	369
Deferred income taxes established at date of reorganization	8,577	8,577
Pre-tax income prior to reorganization not subject to federal income taxes	(208)	(3,574)
Other	(54)	(54)

Income tax expense	$10,860	$10,860

Effective income tax rate	175%	69%

7. 401(k) Plan
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
8. Related-Party Transactions
     Superior Well provides technical pumping services and down-hole surveying services to a customer owned by certain shareholders and directors of Superior. The total amounts of services provided to this affiliated party for the three month periods ended September 30, 2004 and 2005 were $759,000 and $1,186,000, respectively. The total amounts of services provided to this affiliated party for the nine month periods ended September 30, 2004 and 2005 were $1,120,000 and $2,587,000, respectively. The amounts outstanding from the affiliated party were $402,000 and $476,000 for the periods ended December 31, 2004 and September 30, 2005, respectively.
     Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain shareholders and directors of Superior. The total amounts paid to these affiliated parties were approximately $396,000 and $2,049,000 for the three month periods ended September 30, 2004 and 2005, respectively. The total amounts paid to these affiliated parties were approximately $1,135,000 and $3,117,000 for the nine month periods ended September 30, 2004 and 2005, respectively. Superior Well had accounts payable to these affiliates of $159,000 and $194,000 at December 31, 2004 and September 30, 2005, respectively.
     Prior to Superior’s initial public offering in August 2005, administrative and management services were provided to Superior Well by affiliates that were owned by certain partners of Superior Well. The total amounts paid to these affiliated entities were approximately $172,000 and $-0- for the three months ended September 30, 2004 and 2005, respectively. The total amounts paid to these affiliated entities were approximately $522,000 and $469,000 for the nine months ended September 30, 2004 and 2005, respectively. Following Superior’s initial public offering, Superior Well no longer requires these administrative and management services.
     Distributions were made to the former partners of Superior Well and Bradford amounting to approximately $13.7 million through September 30, 2005. A significant portion of the distributions was used to fund tax obligations as a result of partners being taxed on their proportionate share of the taxable income of Superior Well and Bradford.
9. Commitments and Contingencies
     Minimum annual rental payments, principally for non-cancelable real estate and vehicle leases with terms in excess of one year, in effect at December 31, 2004, were as follows: 2005-$716,000; 2006-$657,000; 2007-$582,000; 2008-$467,000 and 2009-$149,000.
     Total rental expense charged to operations was approximately $166,000 and $255,000 for the three month periods ended September 30, 2004 and 2005, respectively. Total rental expense charged to operations was approximately $543,000 and $607,000 for the nine month periods ended September 30, 2004 and 2005, respectively.
     Superior had commitments of approximately $13.9 million for capital expenditures as of September 30, 2005.
     Superior is involved in various legal actions and claims arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of the operations or liquidity of Superior.
10. Stock Incentive Plan
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
Overview
     We are a Delaware corporation formed in 2005 to serve as the parent holding company for an oilfield services business operating under the Superior Well Services name since 1997 in many of the major oil and natural gas producing regions in the Appalachian, Mid-Continent, Rocky Mountain, Southeast and Southwest regions of the United States. In August 2005, we completed our initial public offering of 6,460,000 shares of common stock at a price of $13.00 per share. Of the shares offered in our initial public offering, 5,273,193 shares were sold by us, including 840,000 shares sold in connection with the exercise of the underwriters’ over allotment option, and 1,186,807 shares were sold by selling stockholders. Net proceeds to us were approximately $63.8 million.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2005		2004		2005
Technical pumping services	$18,509	89.3%	$31,560	90.3%	$47,649	89.4%	$81,820	90.3%
Down-hole surveying services	2,229	10.7	3,374	9.7	5,631	10.6	8,724	9.7

Total revenue	$20,738	100.0%	$34,934	100.0%	$53,280	100.0%	$90,544	100.0%

     The following is a brief description of our services:
     Technical Pumping Services
     We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 56.0%, 12.0% and 22.3% of our revenue for the three month period ended September 30, 2005 and 54.6%, 13.5% and 22.2% of our revenue for the nine months ended September 30, 2005, respectively. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue in 2005. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.
     Down-Hole Surveying Services
     We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 9.7% of our revenues for the three and nine month periods ended September 30, 2005. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.
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
     Operating Income per Operating Region.
     We currently service customers in five operating regions through our 13 service centers. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania, Wooster, Ohio, Kimball, West Virginia and Gaylord, Michigan. Our Southeast region service centers are located in Cottondale, Alabama, Columbia, Mississippi and Bossier City, Louisiana. Our Mid-Continent region service centers are located in Hominy, Oklahoma, Cleveland, Oklahoma and Van Buren, Arkansas. Our Rocky Mountain region service center is located in Vernal, Utah. We currently service the Southwest region through our Hominy and Cleveland, Oklahoma, Columbia, Mississippi and Bossier City, Louisiana service centers.
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
     The following table shows our revenue from each operating region for the three and nine month periods ended September 30, 2004 and 2005 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2005		2004		2005
Region
Appalachian	$12,571	60.6%	$19,297	55.2%	$33,809	63.5%	$50,762	56.1%
Southeast	5,675	27.4	8,954	25.6	15,453	29.0	24,338	26.9
Rocky Mountain	—	—	1,238	3.6	—	—	1,594	1.7
Mid-Continent	2,492	12.0	5,445	15.6	4,018	7.5	13,850	15.3

Total	$20,738	100.0%	$34,934	100.0%	$53,280	100.0%	$90,544	100.0%

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
     To successfully execute our growth strategy, we will require access to capital on competitive terms to the extent that we do not generate sufficient cash from operations. We intend to finance future acquisitions primarily by using capacity available under our bank credit facility and equity or debt offerings or a combination of both. For a more detailed discussion of our capital resources, please read “ – Liquidity and Capital Resources” beginning on Page 20 of this report.
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
Our Results of Operations
     Our results of operations are derived primarily by three interrelated variables: (1) drilling activities of our customers; (2) market price for the services we provide; and (3) cost of materials and labor. To a large extent, the pricing environment for our services will dictate our level of profitability. Our pricing is also dependent upon the prices and market demand for oil and natural gas, which affect the level of demand for, and the pricing of, our services and fluctuates with changes in market and economic condition and other factors. To a lesser extent, seasonality can affect our operations in the Appalachian region and certain parts of the Mid-Continent and Rocky Mountain regions, which may be subject to a brief period of diminished activity during spring thaw due to road restrictions. As our operations have expanded in recent years into new operating regions in warmer climates, this brief period of diminished activity no longer has a significant impact on our overall results of operations.
     The following table and discussion that follows provide a comparison of our results of operations for the three and nine month periods ended September 30, 2004 and 2005 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Statement of Operations Data:
Revenues:
Technical pumping services	$18,509	$31,560	$47,649	$81,820
Down-hole surveying services	2,229	3,374	5,631	8,724

Total revenues	20,738	34,934	53,280	90,544

Expenses:
Cost of revenue	14,271	23,303	36,877	60,995
Selling, general and administrative	3,447	5,491	8,740	13,449

Total expense	17,718	28,794	45,617	74,444

Operating income	$3,020	$6,140	$7,663	$16,100

     Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Revenue.
     Revenue was $34.9 million for the three months ended September 30, 2005 compared to $20.7 million for the three months ended September 30, 2004, an increase of 68.5%. Approximately $7.8 million of this increase was attributable to an increase in the drilling activity of our customers in our existing locations. The remaining $6.4 million of our increase in revenue was attributable to our establishment of new service centers. Revenue by operating region increased in 2005 by $6.7 million, $3.3 million, $3.0 million and $1.2 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively.
     Revenue from our technical pumping services increased by approximately 70.5% to $31.6 million for the three months ended September 30, 2005 from $18.5 million for the three months ended September 30, 2004. Approximately $6.7 million of this increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $6.4 million of this increase was attributable to our establishment of new service centers. New service centers in Oklahoma, Utah, Michigan, Mississippi, Louisiana and Arkansas increased revenues by $2.4 million, $1.2 million, $0.7 million, $0.3 million, $1.6 million and $0.2 million, respectively.
     Revenue from our down-hole surveying services increased approximately 51.4% to $3.4 million for the three months ended September 30, 2005 from $2.2 million for the three months ended September 30, 2004. The increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions.
     Cost of Revenue.
     Cost of revenue includes the cost of materials, wages of supervisors and equipment operators, fuel, repair parts, travel expenses and depreciation expenses. Cost of revenue increased 63.3% to $23.3 million for the three months ended September 30, 2005 compared to $14.3 million for the three months ended September 30, 2004. Approximately $4.0 million of this increase was attributable to an increase in the drilling activity of our customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $5.0 million of our increase in cost of revenue was attributable to our establishment of new service centers. New service centers in Oklahoma, Utah, Michigan, Mississippi, Louisiana and Arkansas increased cost of revenues by $2.3 million, $0.9 million, $0.5 million, $0.3 million, $0.8 million and $0.2 million, respectively. As a percentage of revenue, cost of revenue decreased to 66.7% for the three months ended September 30, 2005 from 68.8% for the three months ended September 30, 2004. This percentage decrease was primarily due to lower labor expenses, which were partially offset by higher fuel and material costs. As a percentage of revenue, the portion of labor expenses included as a cost of revenue decreased from 19.7% in 2004 to 16.6% in 2005. Aggregate labor expenses increased $1.7 million to $5.8 million in 2005. As a percentage of revenue, fuel costs increased 0.7% in 2005 versus 2004. Additionally, material cost as a percentage of revenues increased 0.4% in 2005 versus 2004. The material cost increases occurred principally in our stimulation and cementing supplies.
     Selling, General and Administrative Expenses (SG&A).
     SG&A expenses include the wages and salaries of administrative, sales and maintenance personnel, as well as other general overhead costs not directly related to field operations, such as amortization expense. SG&A expenses were $5.5 million for the three months ended September 30, 2005 compared to $3.4 million for the three months ended September 30, 2004, an increase of 59.3%. During the three months ended September 30, 2005, the portion of labor expenses included in SG&A expenses increased $1.0 million to $2.7 million in 2005. Approximately $0.4 million of the labor expense increases related to the establishment of our new service centers in Oklahoma, Utah, Michigan, Mississippi, Louisiana and Arkansas. Labor expenses increased because we hired additional management, sales and administrative personnel to manage the growth in our operations. As a percentage of revenue, the portion of labor expenses included in SG&A expense decreased from 8.3% in 2004 to 7.7% in 2005. In addition, cost associated with becoming a public company and office expenses increased $0.5 million and $0.2 million in 2005, respectively.
     Operating Income.
     Operating income was $6.1 million for the three month period ended September 30, 2005 compared to $3.0 million for the three month period ended September 30, 2004, an increase of 103.3%. The primary reason for this increase was the increase in drilling activity by our customers in our Appalachian, Southeast and Mid-Continent operating regions, coupled with the opening of new service centers. This increase in operating income was partially offset by the increases in our cost of revenue and SG&A expenses as described above. Operating income in the Appalachian, Southeast, Mid-Continent and Rocky Mountain regions increased $1.8 million, $0.9 million, $0.3 million and $0.1 million, respectively. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $4.1 million in the three months ended September 30, 2005 to $8.4 million. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see ‘‘Non-GAAP Accounting Measures.’’ Net income decreased $7.6 million to a loss of $4.6 million in 2005 due to a non-cash adjustment of $8.6 million to deferred income tax expense to establish deferred tax liabilities that existed at the date of reorganization. Prior to the reorganization, the Partnerships were not subject to federal and state corporate income taxes. Additionally, the statement of operations reflects federal and state income taxes for the two months of operations that occurred after the reorganization.
     Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Revenue.
     Revenue was $90.5 million for the nine months ended September 30, 2005, compared to $53.3 million for the nine months ended September 30, 2004, an increase of 69.9%. Approximately $19.1 million of this increase was attributable to an increase in the drilling activity of our customers in our existing locations. The remaining $18.1 million of our increase in revenue was attributable to our establishment of new service centers. Revenue by operating region increased in 2005 by $17.0 million, $8.9 million, $9.8 million and $1.5 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively.
     Revenue from our technical pumping services increased by approximately 71.7% to $81.8 million for the nine months ended September 30, 2005 from $47.6 million for the nine months ended September 30, 2004. Approximately $18.7 million of this increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $15.5 million of this increase was attributable to our establishment of new service centers. New service centers in

Oklahoma, Utah, Michigan, Mississippi, Louisiana and Arkansas increased revenues by $8.7 million, $1.6 million, $0.8 million, $1.7 million, $2.5 million and $0.2 million, respectively.
     Revenue from our down-hole surveying services increased approximately 54.9% to $8.7 million for the nine months ended September 30, 2005 from $5.6 million for the three months ended September 30, 2004. The increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions.
     Cost of Revenue.
     Cost of revenue increased 65.4% to $61.0 million for the nine months ended September 30, 2005 compared to $36.9 million for the nine months ended September 30, 2004. Approximately $12.0 million of this increase was attributable to an increase in the drilling activity of our customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $12.1 million of our increase in cost of revenue was attributable to our establishment of new service centers. New service centers in Oklahoma, Utah, Michigan, Mississippi, Louisiana and Arkansas increased cost of revenues by $6.8 million, $1.4 million, $0.8 million, $1.6 million, $1.3 million and $0.2 million, respectively. As a percentage of revenue, cost of revenue decreased to 67.4% for the nine months ended September 30, 2005 from 69.2% for the nine months ended September 30, 2004. This percentage decrease was primarily due to a 2.6% drop in labor expenses as a percentage of revenues in 2005 versus 2004. As a percentage of revenue, the portion of labor expenses included as a cost of revenue decreased from 19.6% in 2004 to 17.0% in 2005. Aggregate labor expenses increased $5.0 million to $15.4 million in 2005. Higher fuel expenses partially offset the decreases in labor expenses as a percentage of revenues. As a percentage of revenue, fuel costs in 2005 increased 0.6% over 2004 amounts. Aggregate fuel costs increased $2.2 million to $4.4 million in 2005.
     Selling, General and Administrative Expenses.
     SG&A expenses were $13.4 million for the nine months ended September 30, 2005, compared to $8.7 million for the nine months ended September 30, 2004, an increase of 53.9%. During the nine months ended September 30, 2005, the portion of labor expenses included in SG&A expenses increased $2.4 million, which included approximately $1.2 million related to the establishment of our new service centers in Oklahoma, Utah, Michigan, Mississippi, Louisiana and Arkansas. Labor expenses increased because we hired additional management, sales and administrative personnel to manage the growth in our operations. As a percentage of revenue, the portion of labor expenses included in SG&A expense decreased from 8.6% in 2004 to 7.8% in 2005. In addition, transportation, office and expenses associated with going public increased $0.6 million, $0.5 million and $0.5 million in 2005, respectively.
     Operating Income.
     Operating income was $16.1 million for the nine month period ended September 30, 2005, compared to $7.7 million for the nine month period ended September 30, 2004, an increase of 110.1%. The primary reason for this increase was the increase in drilling activity by our customers in our Appalachian, Southeast and Mid-Continent operating regions, coupled with the opening of new service centers. This increase in operating income was partially offset by the increases in our cost of revenue and SG&A expenses as described above. Operating income (loss) in the Appalachian, Southeast, Mid-Continent and Rocky Mountain regions increased $4.7 million, $2.1 million, $1.5 million and $0.1 million, respectively. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $11.5 million in the nine months ended September 30, 2005 to $22.5 million. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see ‘‘Non-GAAP Accounting Measures.’’ Net income decreased $2.4 million to $5.0 million in 2005 due to a non-cash adjustment of $8.6 million to deferred income tax expense to establish deferred tax liabilities that existed at the date of reorganization. Prior to the reorganization, the Partnerships were not subject to federal and state corporate income taxes. Additionally, the statement of operations reflects federal and state income taxes for the two months of operations that occurred after the reorganization.

Items Impacting Comparability of Our Financial Results
     Our historical results of operations for the periods presented may not be comparable to our results of operations in the future for the reasons discussed below.
     Changes in Our Legal Structure.
     Prior to our initial public offering in August 2005, our operations were conducted by two separate operating partnerships under common control, Superior Well Services, Ltd. and Bradford Resources, Ltd. Pursuant to a contribution agreement among Superior Well, Inc. and the former partners of these two operating partnerships, the operations of these two partnerships were combined under a holding company structure immediately prior to the closing of our initial public offering. Superior Well Services, Inc. serves as the parent holding company for this structure. Following the closing of the contribution agreement and our initial public offering as discussed in Note 1 to the financial statements, we began to report our results of operations and financial condition as a corporation on a consolidated basis, rather than as two operating partnerships on a combined basis.
     Historically, we did not incur income taxes because our operations were conducted by two separate operating partnerships that were not subject to income tax. The historical combined financial statements of Superior Well Services, Ltd. and Bradford Resources, Ltd., however, include a pro forma adjustment for income taxes calculated at the statutory rate resulting in a pro forma net income adjusted for income taxes. Historically, partnership capital distributions were made to the former partners of our operating partnerships to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnerships’ taxable income. As a consequence of our change in structure, we recognized deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. As of September 30, 2005, the net deferred tax liability was approximately $8.6 million, resulting primarily from accelerated depreciation. Following our initial public offering, we incur income taxes under our new holding company structure, and our consolidated financial statements reflect the actual impact of income taxes.
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
     Financial Condition and Cash Flows
     Financial Condition.
     Working capital totaled $34.3 million at September 30, 2005 compared to $3.2 million at December 31, 2004. The increase was primarily due to increases in cash, accounts receivable and inventory of $16.4 million, $13.9 million and $1.1 million. Cash increased due to proceeds from the initial public offering and the growth in accounts receivable and inventory was due to higher revenue activity discussed above in “Our Results of Operations.” Offsetting the rise in current assets were increases in accounts payable, income taxes payable and accrued liabilities of $3.2 million, $2.2 million and $1.1 million, respectively. These increases were due to higher revenue activity levels. Additionally, capital expenditures amounted to $27.3 million during the nine month period ended September 30, 2005. The capital expenditures were financed through $10.5 million of short term borrowings and $0.7 million of long term debt that were repaid using proceeds generated by the initial public offering.
     Cash flows from operations.
     Net cash provided by operating activities increased from $6.3 million for the nine months ended September 30, 2004 to $11.2 million for the nine months ended September 30, 2005. The $4.9 million increase in 2005 is principally due to increases in deferred income taxes and depreciation and amortization of $8.6 million and $2.7 million, respectively. The increase in deferred income taxes reflects a non-cash adjustment of $8.6 million to establish deferred tax liabilities that existed at the date of reorganization. These increases were partially offset by growth in other working capital accounts which included: accounts receivable-$13.9 million; inventory-$1.1 million; accounts payable-$3.2 million and income taxes payable-$2.2 million. These working capital amounts increased due to growth generated from higher revenues.
     Cash flows used in investing activities.
     Net cash used in investing activities increased from $14.3 million for the nine months ended September 30, 2004 to $27.3 million for the nine months ended September 30, 2005. The increase was due to higher amounts of capital expenditures. During the third quarter the Company began placing orders for new capital equipment to be utilized in 2006. Certain vendors required deposits when the equipment build orders were placed.
     Cash flows from financing activities.
     Net cash provided by financing activities increased from $9.9 million for the nine months ended September 30, 2004 to $32.5 million for the nine months ended September 30, 2005. The principal reasons for the increase were $61.6 million in net proceeds from the initial public offering and $11.2 in proceeds from our credit facilities. Partially offsetting the increase in investing activities was $13.7 million in distributions to the former partners of our operating subsidiaries to fund tax obligations in 2005 that were a result of pre-reorganization activities.
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
     We continually monitor new advances in pumping equipment and down-hole technology and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. For the nine months ended September 30, 2005, we made capital expenditures of approximately $27.3 million to purchase and upgrade our pumping and down-hole surveying equipment. This equipment allows us to deploy additional service crews. Additionally, during the third quarter the Company began placing orders for new capital equipment to be utilized in 2006, which in certain cases required deposits when the equipment build orders were placed. Our current 2005 capital expenditure budget includes seven 2,250 horsepower fracturing pump trucks, a 100 barrel-per-minute blender, several additional nitrogen, cement and fracturing pump trucks and other items of equipment that complement our existing assets. We also plan to continue to focus on expanding our ability to provide stimulation services for high-pressure wells, with approximately $12.6 million of our planned 2005 capital expenditures budgeted for high-pressure equipment. Our preliminary 2006 capital expenditure budget is estimated at $42.0 million.
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
     Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 30, 2005 or December 31, 2004.
     Description of Our Indebtedness
     In October 2005, Superior and its subsidiaries entered into a revolving credit loan with its existing lending institution. The new agreement provides for a $20.0 million revolving credit facility and matures in October 2008. Interest on the revolving credit facility will be at LIBOR plus a spread of 1.00% to 1.25%, based upon certain financial ratios. The loan is secured by Superior’s accounts receivable, inventory and equipment. In October 2005, Superior used the proceeds from its initial public offering to repay all amounts outstanding under its credit facilities and term notes payable existing at the time of the initial public offering.
     The credit agreement prohibits Superior from declaring dividends or distributions to its shareholders if any event of default, as defined in the credit agreement, occurs or would result from the declaration of such dividends or distributions. In addition, the credit agreement contains various covenants limiting Superior’s ability to:
•	merge with or acquire another company;
•	incur indebtedness;
•	grant certain liens;
•	engage in certain transaction with its affiliates;
•	make any material change to the nature or accounting practices of the business;
•	self-insure, except worker’s compensation insurance; and
•	dispose of assets.
The credit agreement also contains covenants requiring Superior to maintain, on a rolling-four-quarter basis:
•	a leverage ratio of up to 3:1 of consolidated total debt to EBITDA (as defined in the credit agreement); and

•	an adjusted tangible net worth of Superior and its subsidiaries, on a consolidated basis, of at least $75 million at all times through April 30, 2006.
Each of the following is an event of default under the credit agreement:
•	a failure to make required payments of principal, interest or fees within five days of when due;

•	a failure of any representation or warranty to be true and correct;

•	a breach of any covenant in the credit agreement for a period of over 30 days after written notice from the lender to Superior that such covenant had been breached;

•	a default on any other indebtedness or guarantee obligation in excess of $2,500,000;
•	an institution of insolvency proceedings by Superior;

•	the rendering of any final judgments against Superior, not covered by insurance, which, separately or in the aggregate, exceed $2,500,000 and remain in force for more than 30 days;

•	a failure to discharge, within 30 days after issuance, any writ or warrant of attachment, garnishment, execution, distraint or similar process against Superior or any of its properties in excess of $2,500,000;

•	the occurrence of certain ERISA events;

•	a material damage or loss to the value of the collateral in excess of $2,500,000;

•	termination of the credit agreement or any other loan documents, except in accordance with the express terms of the credit agreement or such other loan documents; or

•	a change of control transaction that occurs without the lender’s consent.
     Superior has $1.4 million of other indebtedness, collateralized by specific buildings and equipment.
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
     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. The standard amends SFAS No. 123, Accounting for Stock Based Compensation, and concludes that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements. The cost of such awards should be measured at fair value at the date of grant. SFAS 123R provides public companies with a choice of transition methods to implement the standard. In April 2005, the SEC adopted a rule permitting registrants to delay the expensing of options pursuant to SFAS 123R until the first annual period beginning after June 15, 2005. Accordingly, we expect to implement the provisions of SFAS 123R in our financial statements, effective January 1, 2006. At September 30, 2004, Superior did not have any stock-based compensation arrangements.
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
Non-GAAP Accounting Measures
     We define EBITDA as net income before interest expense, income tax expense and depreciation and amortization expense. Our management uses EBITDA:
•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	to assess compliance with financial ratios and covenants included in credit facilities;

•	in communications with lenders concerning our financial performance; and

•	to evaluate the viability of potential acquisitions and overall rates of return.
     The following table presents a reconciliation of EBITDA with our net income for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2005		2005
	2004	(Superior Well	2004	(Superior Well
	(Partnerships)	Services, Inc.)	(Partnerships)	Services, Inc.)
Reconciliation of EBITDA to Net Income:
Net income (1)	$1,852	$(4,643)	$4,349	$4,973
Income tax expense	1,109	10,860	3,022	10,860
Interest expense	68	169	171	552
Depreciation and amortization	1,241	2,005	3,493	6,162

EBITDA	$4,270	$8,391	$11,035	$22,547

(1) — 2004 amounts include pro forma income tax expense
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. To a lesser extent, we are also exposed to risks related to increases in the prices of fuel and raw materials consumed in performing our services. We do not engage in commodity price hedging activities.
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our new credit facility established in October 2005, which has a variable interest rate based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of September 30, 2005 would result in interest expense, and a corresponding decrease in net income, of less than $0.1 million annually.
     Concentration of Credit Risk. Substantially all of our customers are engaged in the oil and natural gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. One customer individually accounted for 25% and 16% of Superior’s sales for the nine month period ended September 30, 2004 and 2005, respectively. This customers accounted for 21% and 16% of Superior’s receivables at December 31, 2004 and September 30, 2005, respectively.
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
Item 4. Controls and Procedures.
     Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     No changes to our internal control over financial reporting occurred during the nine months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2006 to be filed in the first quarter of 2007. We cannot give any assurance, however, that our internal controls will be effective when Section 404 becomes applicable to us. Ineffective internal controls could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II — OTHER INFORMATION
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

		Aggregate
		Price of		Aggregate
	Shares	Shares		Price of
	Registered	Registered	Shares Sold	Shares Sold
Superior Well Services, Inc.	5,273,193	$68,551,509	5,273,193	$68,551,509
Selling Stockholders	1,186,807	$15,428,491	1,186,807	$15,428,491
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

SUPERIOR WELL SERVICES, INC.
Registrant

Dated: November 8, 2005	By:	/s/ David E. Wallace

David E. Wallace
Chief Executive Officer and
Chairman of the Board of Directors

Dated: November 8, 2005	By:	/s/ Thomas W. Stoelk

Thomas W. Stoelk
Vice President and Chief Financial Officer

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 3, 2005).

4.1	Specimen Stock Certificate representing our common stock (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on June 24, 2005).

4.2	Registration Rights Agreement dated as of July 28, 2005 by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 3, 2005).

10.1	Credit Agreement dated as of October 18, 2005, among Superior Well Services, Inc., Superior Well Services, Ltd., Bradford Resources, Ltd. and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 to Form 8-K filed on

10.2	Employment Agreement between David E. Wallace and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 3, 2005).

10.3	Employment Agreement between Jacob B. Linaberger and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 3, 2005)

10.4	Employment Agreement between Thomas W. Stoelk and Superior Well Services, Inc., effective as of June 1, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 3, 2005).

10.5	Employment Agreement between Rhys R. Reese and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 3, 2005).

10.6	Employment Agreement between Fred E. Kistner and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K filed on August 3, 2005).

10.7	Indemnification Agreement between David E. Wallace and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 3, 2005).

10.8	Indemnification Agreement between Jacob B. Linaberger and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 3, 2005).

10.9	Indemnification Agreement between Thomas W. Stoelk and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 3, 2005).

10.10	Indemnification Agreement between Rhys R. Reese and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 3, 2005).

10.11	Indemnification Agreement between Fred E. Kistner and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on August 3, 2005).

10.12	Indemnification Agreement between Mark A. Snyder and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K filed on August 3, 2005).

10.13	Indemnification Agreement between David E. Snyder and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.13 to Form 8-K filed on August 3, 2005).

10.14	Indemnification Agreement between Charles C. Neal and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.14 to Form 8-K filed on August 3, 2005).

10.15	Indemnification Agreement between John A. Staley, IV and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.15 to Form 8-K filed on August 3, 2005).

10.16	Indemnification Agreement between Anthony J. Mendicino and Superior Well Services, Inc. dated August 30, 2005.

10.17	Fifth Amended and Restated Promissory Note dated March 31, 2005 (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.18	Credit Agreement dated June 3, 2004 by and between Bradford Resources, Ltd. and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.19	Second Amendment to Credit Agreement dated January 31, 2005 by and between Bradford Resources, Ltd. and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.20	Second Amended and Restated Stand By Term Loan Note dated January 31, 2005 (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.21	Guaranty and Suretyship Agreement dated June 3, 2005 by Superior Well Services, Ltd. (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.22	Guaranty and Suretyship Agreement dated June 3, 2005 by Allegheny Mineral Corporation (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.23	Guaranty and Suretyship Agreement dated June 3, 2005 by Armstrong Cement & Supply Corporation (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.24	Guaranty and Suretyship Agreement dated June 3, 2005 by Glacial Sand & Gravel Company (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.25	Guaranty and Suretyship Agreement dated August 22, 1997 by Allegheny Mineral Corporation (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).

10.26	Credit Agreement, dated as of October 18, 2005, among Superior Well Services, Inc., Superior Well Services, Ltd., and Bradford Resources, Ltd. and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2005).

31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the September 30, 2005 Quarterly Report on Form 10-Q.

31.2*	Sarbanes-Oxley Section 302 certification of. Thomas W. Stoelk for Superior Well Services, Inc. for the September 30, 2005 Quarterly Report on Form 10-Q.

32.1*	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the September 30, 2005 Quarterly Report on Form 10-Q.

32.2*	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the September 30, 2005 Quarterly Report on Form 10-Q.

*	Filed herewith.