Form 10-Q
period 2006-03-31
Superior Well Services, INC
filed 2006-05-09
CIK 1323715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
     Large accelerated file ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 5, 2006, 19,655,567 shares of common stock were outstanding.

SUPERIOR WELL SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,
	2005	March 31, 2006
	(in thousands, except per share data)
Current Assets:
Cash and cash equivalents	$10,765	$5,478
Trade accounts receivable, net of allowance of $134 and $209, respectively	23,381	28,327
Inventories	3,761	4,491
Prepaid expenses	1,157	905
Deferred income taxes	303	516

Total current assets	39,367	39,717

Property, Plant and Equipment:
Land	420	420
Building and improvements	1,842	1,980
Equipment and vehicles	84,184	98,899
Construction in progress	8,760	7,938

	95,206	109,237
Accumulated depreciation	(22,515)	(25,437)

Total property, plant and equipment, net	72,691	83,800
Intangible assets, net of accumulated amortization of $665 and $736, respectively	760	689
Other assets	273	266

Total assets	$113,091	$124,472

Current Liabilities:
Accounts payable-trade	$7,737	$6,360
Income taxes payable	—	3,808
Current portion of long-term debt	179	169
401(k) plan contribution and withholding	911	497
Advance payments on servicing contracts	479	1,327
Accrued wages and health benefits	841	1,647
Other accrued liabilities	706	836

Total current liabilities	10,853	14,644

Long-term debt	1,258	1,223

Deferred income taxes	9,587	10,142

Stockholders’ Equity:
Common stock, voting, par $.01 per share, 70,000,000 shares authorized, 19,376,667 and 19,655,567 shares issued at December 31, 2005 and March 31, 2006, respectively	194	197
Additional paid-in capital	91,944	92,655
Retained earnings (deficit)	(745)	5,611

Total stockholders’ equity	91,393	98,463

Total liabilities and stockholders’ equity	$113,091	$124,472

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
		2006
	2005	(Superior Well
	(Partnerships)	Services, Inc.)
	(in thousands, except per share data)
Revenue	$26,025	$47,687

Cost of revenue	17,380	31,736

Gross profit	8,645	15,951

Selling, general and administrative expenses	3,281	5,526

Operating income	5,364	10,425

Interest expense	159	38

Other income	10	141

Income before income taxes	5,215	10,528

Income taxes
Current	—	3,830
Deferred	—	342

	—	4,172

Net income	$5,215	$6,356

Pro forma data (unaudited):

Historical income before taxes	$5,215

Pro forma income tax expense	2,262

Net income adjusted for pro forma income tax expense	$2,953

Earnings per common share:

Basic and fully diluted		$0.33

Pro forma basic and fully diluted	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Superior Well Services, Inc.
		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
		(in thousands)
BALANCE, DECEMBER 31, 2005	$194	$91,944	$(745)	$91,393

Net income	—	—	6,356	6,356

Issuance of restricted stock awards (Note 10)	3	276	—	279

Stock-based compensation (Note 10)	—	435	—	435

BALANCE, MARCH 31, 2006	$197	$92,655	$5,611	$98,463

The accompanying notes are an integral part of these consolidated financial statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Unaudited)

	Partnerships
		Accumulated
	Partners’	Comprehensive	Less: Notes
	Capital	Income	Receivable	Total
	(in thousands)
BALANCE, DECEMBER 31, 2004	$33,885	$2	$(68)	$33,819

Net income prior to reorganization	5,215	—	—	5,215
Unrealized gains on interest rate swaps		30	—	30

Total comprehensive income				5,245

Distributions to partners	(13)	—	—	(13)

Collection of notes receivable	—	—	41	41

BALANCE, MARCH 31, 2005	$39,087	$32	$(27)	$39,092

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
		2006
	2005	(Superior Well
	(Partnerships)	Services, Inc.)
	(in thousands)
Cash flows from operations:
Net income	$5,215	$6,356
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	—	342
Depreciation and amortization	1,595	2,993
Stock-based compensation	—	435
Changes in assets and liabilities:
Trade accounts receivable	(2,614)	(4,946)
Inventory	(246)	(730)
Prepaid expenses and other assets	(104)	259
Accounts payable	254	(1,377)
Income taxes payable	—	3,808
401 (k) plan contribution and withholding	(440)	(414)
Advance payments on servicing contracts	278	848
Accrued wages and health benefits	373	806
Other accrued liabilities	312	130

Net cash provided by operations	4,623	8,510

Cash flows from investing:
Expenditure for property, plant and equipment	(6,425)	(14,031)
Notes receivable advances	41	—

Net cash used in investing	(6,384)	(14,031)

Cash flows from financing:
Principal payments on long-term debt	(470)	(45)
Proceeds from notes payable, net	1,932	—
Issuance of restricted stock awards (Note 10)	—	279
Distributions to partners	(13)	—

Net cash provided by financing	1,449	234

Net (decrease) in cash and cash equivalents	(312)	(5,287)

Cash and cash equivalents, beginning of period	1,544	10,765

Cash and cash equivalents, end of period	$1,232	$5,478

Supplemental disclosure of cash flow data:
Interest paid	$116	$16
Income taxes paid	—	69
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Organization
     Superior Well Services, Inc. (“Superior”) was formed as a Delaware corporation on March 2, 2005 for the purpose of serving as the parent holding company for Superior GP, L.L.C. (“Superior GP”), Superior Well Services, Ltd. (‘‘Superior Well’’) and Bradford Resources, Ltd. (‘‘Bradford’’). In May 2005, Superior and the partners of Superior Well and Bradford entered into a contribution agreement that resulted in the partners of Superior Well and Bradford contributing their respective partnership interests to Superior in exchange for shares of common stock of Superior (the “Contribution Agreement”). Superior Well and Bradford are Pennsylvania limited partnerships that became wholly owned subsidiaries of Superior in connection with its initial public common stock offering. The former partners of Superior Well and Bradford received 14,103,474 shares of common stock of Superior in exchange for their partnership interests.
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
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The consolidated financial statements included herein should be read in conjunction with the latest Form 10-K for Superior. These financial statements are unaudited but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations. All adjustments are of a normal and recurring nature unless otherwise noted. All intercompany transactions and balances have been eliminated in the amounts presented. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.
     At March 31, 2006, the accompanying consolidated financial statements include the accounts of Superior and its wholly-owned subsidiaries Superior Well, Bradford and Superior GP. Superior Well and Bradford (“Partnerships” or “Predecessor Companies”), prior to the effective date of the Contribution Agreement, were entities under common control arising from common direct or indirect ownership of each. The transfer of the Partnerships assets and liabilities to Superior (see Note 1) represented a reorganization of entities under common control and was accounted for at historical cost. The three months ended March 31, 2005 include the combined operations for the Partnerships. Prior to the reorganization, the Partnerships were not subject to federal and state corporate income taxes.
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
     Trade Accounts Receivable
     Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly independent and major oil and gas companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account. For the three month periods ended March 31, 2005 and 2006, Superior recorded bad debt expense of $-0- and $75,000, respectively.
     Property, Plant and Equipment
     Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements and range from 5 to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $1.5 million and $2.9 million for the three months ended March 31, 2005 and 2006, respectively.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Insurance Expense
     Superior self-insures employee health insurance plan costs. The annual policy limitation is $75,000 of claims per employee with a maximum out-of-pocket exposure of $3.2 million. Aggregate claims exceeding the $3.2 million policy limit are paid by the insurer. The estimated costs of claims under this self-insurance program are accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims.
     Income Taxes
     Superior accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in Superior’s financial statements or tax returns. Using this method, deferred tax liabilities and assets were determined based on the difference between the financial carrying amounts and tax bases of assets and liabilities using enacted tax rates. Prior to becoming wholly-owned subsidiaries of Superior, the Partnerships were not taxable entities for federal or state income tax purposes and, accordingly, were not subject to federal or state corporate income taxes. For the three month period ended March 31, 2005, pro forma income tax expense (unaudited) has been computed at statutory rates to provide the reader of the financial statements with a pro forma net income (unaudited) consistent with the entity structure change referenced in Note 1.
     Interest Rate Risk Management
     Prior to repayment of its variable rate bank debt, Superior used an interest rate swap agreement to manage the risk that future cash flows associated with interest payments on its variable rate debt may be adversely affected by volatility in market rates. Superior settled the interest rate swap agreement in August 2005, and recorded a $20,000 gain on settlement. The interest rate swap had a notional principal amount of $3 million and a fixed rate of 3.28%. The fair market value of the interest rate swap was $32,248 as of March 31, 2005. The unrealized gain on the interest rate swap included in accumulated other comprehensive income was $30,000 at March 31, 2005.
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
     Concentration of Credit Risk
     Substantially all of our customers are engaged in the oil and natural gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Two customers individually accounted for 22% and 6% and 19% and 14% of our revenue for the three months ended March 31, 2005 and 2006, respectively. At

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2005 and March 31, 2006, one customer accounted for 15% and 18% and eight customers accounted for 46% and 57% of Superior’s accounts receivable.
     Stock Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied.
     Weighted average shares outstanding
     The weighted average shares outstanding computation of basic and diluted earnings per share for the three months ended March 31, 2006 takes into account 19,376,667 of common shares outstanding immediately after completion of the initial public offering and the 278,900 restricted common share awards that are described in Note 10, which were issued in March 2006. This resulted in 19,389,063 average shares outstanding for the three months ended March 31, 2006. For the pro-forma calculations of earnings per share for the three months ended March 31, 2005, all shares outstanding immediately after the initial public offering were assumed to have been issued at the beginning of the period. This resulted in 19,376,667 average shares outstanding for the three months ended March 31, 2005.
     Recently Issued Guidance
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions and makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. Additionally, SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. During the three months ended March 31, 2006, the adoption of SFAS No. 154 did not have an impact on Superior’s Consolidated Financial Statements.
3. Notes Receivable — Limited Partners
     Superior Well sold limited partnership interests, amounting to 40% ownership, to three individuals during the year ended December 31, 2000. Capital contributions made to Superior Well for these limited partnership interests aggregated $200,000, of which $87,000 was received in cash and $113,000 was received through issuance of notes receivable. The notes receivable were due in monthly installments totaling $1,338, including interest at 7.5%, through January 2010. The notes were repaid prior to the initial public offering. The amount outstanding as of March 31, 2005 was $27,000.
4. Debt
     In October 2005, Superior entered into a revolving credit loan with its existing lending institution. The new agreement provides for a $20 million revolving credit facility and matures in October 2008. Interest on the revolving credit facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. The loan is secured by Superior’s accounts receivable, inventory and equipment. The revolving credit loan requires the Company to maintain a maximum debt to EBITDA ratio and a minimum amount of adjusted net tangible worth, as

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
defined under the credit agreement. At March 31, 2006, Superior had no borrowings under the revolving credit loan, $20 million of borrowing availability and was in compliance with its financial covenants.
     Bradford had a $12.0 million mortgage note payable maturing in January 2010 that was repaid and terminated in August 2005. Interest on the mortgage note payable was at LIBOR plus 1.2%. The weighted average interest rate for the three months ended March 31, 2005 was 3.6%.
     Bradford had a $9.5 million note payable maturing January 2011 that was repaid and terminated in August 2005. Obligations under the agreement were guaranteed by Superior Well and the former limited partners of Bradford. Interest on the note payable was at LIBOR plus 1%.
     Long-term debt at December 31, 2005 and March 31, 2006 consisted of the following (amounts in thousands):

	2005	2006
Notes payable due through December 2010, collateralized by specific buildings and equipment	$292	$268
Mortgage notes payable to a bank with interest at the bank’s prime lending rate minus 1%, payable in monthly installments of $7,111 plus interest through January 2019, collateralized by real property	1,145	1,124

	1,437	1,392
Less — Payments due within one year	179	169

Total	$1,258	$1,223

5. Note Payable
     Superior Well had a $9.5 million revolving credit agreement (“Note Payable”) that was repaid in August 2005. The Note Payable was terminated in October 2005. Interest on the Note Payable was at London InterBank Offered Rate (LIBOR) plus 1%. There were no outstanding borrowings as of March 31, 2005.
6. Income taxes
     Superior accounts for income taxes and the related accounts under the liability method. Deferred taxes and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.
     As indicated in Note 2, the conveyance of the Partnerships to Superior represented a reorganization of entities under common control. Prior to becoming wholly-owned subsidiaries of Superior, the Partnerships were not taxable entities for federal or state income tax purposes and, accordingly, were not subject to federal or state corporate income taxes. At the date of reorganization, Superior recorded a non-cash adjustment of $8.6 million to record the deferred tax asset and liabilities arising from the differences in the financial statement and tax bases of assets and liabilities that existed at that time. Substantially all of the balance at reorganization is attributable to depreciation differences in property, plant and equipment. The adjustment resulted from the change in tax status from non-taxable entities to an entity which is subject to taxation.
     The provision for income taxes is comprised of (amounts in thousands):

March 31, 2006
Current:
State and local	$715
U.S. federal	3,115

Total current	3,830

Deferred:
State and local	61
U.S. federal	281

Total deferred	342

Provision for income tax expense	$4,172

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     As discussed above, Superior recorded a net deferred tax liability of $8,577 related to the temporary differences that existed on the date of reorganization. Significant components of Superior’s deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,	March 31,
	2005	2006
Deferred tax assets:
Restricted stock	$—	$172
Accrued expenses and other	252	262
Allowance for doubtful accounts receivable	51	82

Total deferred tax assets	303	516

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(9,587)	(10,142)

Total deferred	(9,587)	(10,142)

Net deferred taxes	$(9,284)	$(9,626)

     A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows (amounts in thousands):

Three months
Ended March 31,
2006
Income before income taxes	$10,528
Statutory U.S. income tax rate	35%

Tax expense using statutory U.S. income tax rate	3,684
State income taxes	504
Other	(16)

Income tax expense	$4,172

Effective income tax rate	40%

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
8. Related-Party Transactions
     Superior Well provides technical pumping services and down-hole surveying services to a customer owned by certain shareholders and directors of Superior. The total amounts of services provided to this affiliated party for the three months ended March 31, 2005 and 2006 were $1,634,000 and $2,754,000 respectively. The accounts receivable outstanding from the affiliated party were $366,000 and $560,000 for the periods ended December 31, 2005 and March 31, 2006.
     Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain shareholders and directors of Superior. The total amounts paid to these affiliated parties were approximately

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
$602,000 and $530,000 for the three months ended March 31, 2005 and 2006, respectively. Superior Well had accounts payable to these affiliates of $173,000 and $249,000 at December 31, 2005 and March 31, 2006, respectively.
     Prior to Superior’s initial public offering in August 2005, administrative and management services were provided to Superior Well by affiliates that were owned by certain partners of Superior Well. The total amounts paid to these affiliated entities were approximately $198,000 for the three months ended March 31, 2005. Following Superior’s initial public offering, Superior Well no longer requires these administrative and management services.
     Distributions were made to the former partners of Superior Well and Bradford amounting to approximately $13,000 through March 31, 2005.
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
     Total rental expense charged to operations was approximately $309,000 and $363,000 for the three months ended March 31, 2005 and 2006, respectively.
     Superior had commitments of approximately $34.2 million and $28.4 million for capital expenditures as of December 31, 2005 and March 31, 2006, respectively.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
     The Company’s common stock closed at a market price of $28.56 per share on January 20, 2006. The market value of the award was approximately $8.5 million, before the impact of income taxes. The Company is recognizing the expense in connection with the restricted share awards ratably over the five year vesting period. The common shares associated with the awards were issued in March 2006.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied.
     Compensation expense related to the stock incentive plan for the three months ended March 31, 2006, was $435,000.

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

	Three Months Ended March 31,
	2005		2006
	(Dollars in thousands)
Technical pumping services	$23,616	90.7%	$43,019	90.2%
Down-hole surveying services	2,409	9.3	4,668	9.8

Total revenue	$26,025	100.0%	$47,687	100.0%

The following is a brief description of our services:
     Technical Pumping Services
     We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 52.8%, 16.7%, and 21.2% of our revenue for the three months ended March 31, 2005 and 56.2%, 12.2% and 21.8% of our revenue for the three months ended March 31, 2006. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.
     Down-Hole Surveying Services
     We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 9.3% and 9.8% of our revenue for the three months ended March 31, 2005 and 2006. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.
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
     Operating Income per Operating Region.
     We currently service customers in five operating regions through our 15 service centers. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania, Wooster, Ohio, Kimball and Buckhannon, West Virginia and Gaylord, Michigan. The Company plans to open a new Appalachian region service center in Norton, Virginia during the second quarter of 2006. Our Southeast region service centers are located in Cottondale, Alabama, Columbia, Mississippi and Bossier City, Louisiana. Our Mid-Continent region service centers are located in Hominy and Cleveland, Oklahoma and Van Buren, Arkansas. Our Rocky Mountain region service center is located in Vernal, Utah and the Company plans on opening a new Rocky Mountain region service center in Farmington, New Mexico during the third quarter of 2006. Our Southwest region service center is located in Alvarado, Texas and is expected to commence operations in the third quarter of 2006. We currently service the Southwest region through our Hominy and Cleveland, Oklahoma, Columbia, Mississippi and Bossier City, Louisiana service centers.
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
     Selling, General and Administrative Expenses as a Percentage of Revenue.
     Our selling, general and administrative expenses, or SG&A expenses, include fees for management services and administrative, marketing and maintenance employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our general and administrative expenses in relation to our revenue because these expenses have a direct impact on our profitability. We believe that our selling, general and administrative expenses have increased as a result of our becoming a public company. For a discussion of the increase in costs associated with our public company status, please read “— Items Impacting Comparability of Our Financial Results — Public Company Expenses”.
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
     The following table shows our revenue from each operating region for the three month periods ended March 31, 2005 and 2006 (dollars in thousands):

	Three Months Ended March 31,
Region	2005		2006
Appalachian	$15,361	59.0%	$24,520	51.4%
Southeast	7,541	29.0	12,389	26.0
Rocky Mountain	—	—	1,114	2.3
Mid-Continent	3,123	12.0	9,664	20.3

Total	$26,025	100.0%	$47,687	100.0%

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
     To successfully execute our growth strategy, we will require access to capital on competitive terms to the extent that we do not generate sufficient cash from operations. We intend to finance future acquisitions primarily by using capacity available under our bank credit facility and equity or debt offerings or a combination of both. For a more detailed discussion of our capital resources, please read “– Liquidity and Capital Resources” beginning on Page 21 of this report.
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
     When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K (including, without limitation, statements contained in Part I, Item 1. “Business”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 9A. “Controls and Procedures”), as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the United States Securities and Exchange Commission (the “SEC”), press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 2lE of the Securities Exchange Act of 1934 (“the Exchange Act”). All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     The following table and discussion that follows provide a comparison of our results of operations for the three months ended March 31, 2005 and 2006 (amounts in thousands):

	Three Months Ended March 31,
Statement of Operations Data:	2005	2006
Revenues:
Technical pumping services	$23,616	$43,019
Down-hole surveying services	2,409	4,668

Total revenues	26,025	47,687

Expenses:
Cost of revenue	17,380	31,736
Selling, general and administrative	3,281	5,526

Total expense	20,661	37,262

Operating income	$5,364	$10,425

     Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Revenue.
     Revenue was $47.7 million for the three months ended March 31, 2006 compared to $26.0 million for the three months ended March 31, 2005, an increase of 83.2%. Approximately $13.3 million of this increase was attributable to an increase in the drilling activity of our customers in our existing locations. The remaining $8.4 million of our increase in revenue was attributable to our establishment of new service centers. Revenue by operating region increased by $9.2 million, $4.9 million, $6.5 million and $1.1 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively.
     Revenue from our technical pumping services increased by approximately 82.2% to $43.0 million for the three months ended March 31, 2006 from $23.6 million for the three months ended March 31, 2005. Approximately $11.0 million of this increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $8.4 million of this increase was attributable to our establishment of new service centers. New service centers in Utah, Michigan, West Virginia, Louisiana and Arkansas increased revenues by $1.1 million, $1.7 million, $0.1 million, $4.3 million, and $1.2 million, respectively.
     Revenue from our down-hole surveying services increased approximately 93.8% to $4.7 million for the three months ended March 31, 2006 from $2.4 million for the three months ended March 31, 2005. The increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions.
     Cost of Revenue.
     Cost of revenue includes the cost of materials, wages of supervisors and equipment operators, fuel, repair parts, travel expenses and depreciation expenses. Cost of revenue increased 82.6% to $31.7 million for the three months ended March 31, 2006 compared to $17.4 million for the three months ended March 31, 2005. Approximately $8.7 million of this increase was attributable to an increase in the drilling activity of our customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $5.6 million of our increase in cost of revenue was attributable to our establishment of new service centers. New service centers in Utah, Michigan, West Virginia, Louisiana and Arkansas increased cost of revenues by $1.3 million, $1.1 million, $0.1 million, $2.0 million and $1.1 million, respectively. As a percentage of revenue, cost of revenue decreased to 66.6% for the three months ended March 31, 2006 from 66.8% for the three months ended March 31, 2005. This percentage decrease was primarily due to lower labor expenses and material costs, which was partially offset by higher depreciation expenses. As a percentage of revenue, the portion of labor expenses included as a cost of revenue decreased from 19.4% in 2005 to 18.4% in 2006. Aggregate labor expenses increased $3.7 million to $8.2 million in 2006. As a percentage of revenue, material costs decreased 0.9% in 2006 versus 2005 due to higher revenue activity levels and customer pricing increases implemented in January 2006. Aggregate material costs increased $8.6 million to $19.4 million in 2006. Depreciation expense increased to $2.8 million in 2006 due to increased capital expenditures.
     Selling, General and Administrative Expenses (SG&A).
     SG&A expenses include the wages and salaries of administrative, sales and maintenance personnel, as well as other general overhead costs not directly related to field operations, such as amortization expense. SG&A expenses were $5.5 million for the three months ended March 31, 2006 compared to $3.3 million for the three months ended March 31, 2005, an increase of 68.4%. The portion of labor expenses included in SG&A expenses increased $1.2 million to $3.0 million in 2006. Approximately $0.4 million of the labor expense increases related to the establishment of our new service centers in Utah, Michigan, West Virginia, Louisiana and Arkansas. Labor expenses increased because we hired additional management, sales and administrative personnel to manage the growth in our operations. As a percentage of revenue, the portion of labor expenses included in SG&A expense decreased from 6.9% in 2005 to 6.4% in 2006. In addition, professional and office expenses increased $0.6 million to $1.0 million in 2006, respectively.

     Operating Income.
     Operating income was $10.4 million for the three month period ended March 31, 2006 compared to $5.4 million for the three month period ended March 31, 2005, an increase of 94.3%. The primary reason for this increase was the increase in drilling activity by our customers in our Appalachian, Southeast and Mid-Continent operating regions, coupled with the opening of new service centers. This increase in operating income was partially offset by the increases in our cost of revenue and SG&A expenses as described above. Approximately $1.7 million of the operating income was related to the establishment of our new service centers in Utah, Michigan, West Virginia, Louisiana and Arkansas. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $6.6 million in the three months ended March 31, 2006 to $13.6 million. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see ‘‘Non-GAAP Accounting Measures.’’ Net income increased $1.1 million to $6.4 million in 2006. Prior to the reorganization, the Partnerships were not subject to federal and state corporate income taxes.
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
     Historically, we did not incur income taxes because our operations were conducted by two separate operating partnerships that were not subject to income tax. The historical combined financial statements of Superior Well Services, Ltd. and Bradford Resources, Ltd., however, include a pro forma adjustment for income taxes calculated at the statutory rate resulting in a pro forma net income adjusted for income taxes. Historically, partnership capital distributions were made to the former partners of our operating partnerships to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnerships’ taxable income. As a consequence of our change in structure, we recognized deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. As of March 31, 2006, the net deferred tax liability was approximately $9.6 million, resulting primarily from accelerated depreciation. Following our initial public offering, we incur income taxes under our new holding company structure, and our consolidated financial statements reflect the actual impact of income taxes.
     Public Company Expenses.
     Our general and administrative expenses have increased as a result of becoming a public company following our initial public offering. We currently anticipate that our total annual general and administrative expenses will increase by approximately $2.0 – 2.5 million. This increase will be due to the cost of tax return preparations, accounting support services, Sarbanes-Oxley compliance expenses, filing annual and quarterly reports with the SEC, investor relations, directors’ fees, directors’ and officers’ insurance and registrar and transfer agent fees. Our consolidated financial statements will reflect the impact of these increased expenses and affect the comparability of our financial statements with periods prior to the completion of our initial public offering.

     Non-cash compensation expense.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. The first quarter 2006 includes $435,000 additional compensation expense as a result of the adoption of SFAS 123R.
Liquidity and Capital Resources
     Prior to the completion of our initial public offering, cash generated from operations, borrowings under our existing credit facilities and funds from partner contributions have been our primary sources of liquidity. Following completion of our initial public offering, we rely on cash generated from operations, future public equity and debt offerings and borrowings under our new revolving credit facility to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At March 31, 2006, the Company had $5.5 million of cash and cash equivalents and $20.0 million of availability under a revolving credit loan which can be used for planned capital expenditures and to make acquisitions.
     Financial Condition and Cash Flows
     Financial Condition.
     Working capital totaled $25.1 million at March 31, 2006 compared to $28.5 million at December 31, 2005. The decrease was primarily due to a decrease in cash of $5.3 million and increases in income taxes payable and accrued liabilities of $3.8 million and $1.4 million, respectively. Offsetting these amounts were an increase in accounts receivable of $4.9 million and a decrease in accounts payable of $1.4 million. Cash decreased by $5.3 million during the quarter due principally to $14.0 million in capital expenditures, which exceeded the $8.5 million in net cash provided by operations.
     Cash flows from operations.
     Net cash provided by operating activities increased from $4.6 million for the three months ended March 31, 2005 to $8.5 million for the three months ended March 31, 2006. The 2006 increases are primarily due to higher net income, depreciation and deferred income taxes, which are partially offset by changes in working capital. Working capital decreased by $3.4 million from December 31, 2005 amounts. Changes in the components working capital for the three month period ended March 31, 2006 include a $1.4 million decrease in accounts payable and a $0.8 million increase in advance payments on servicing contracts. Accounts payable decreased due to the timing of expenditures and advance payments on servicing contracts increased because of servicing prepayments. In addition, accounts receivable increased $4.9 million during the first quarter of 2006 due to growth generated from higher revenues.
     Cash flows used in investing activities.
     Net cash used in investing activities increased from $6.4 million for the three months ended March 31, 2005 to $14.0 million for the three months ended March 31, 2006. The increase was due to higher amounts of capital expenditures. Capital spending increased due to the opening of new service centers, as well as the addition of equipment at existing locations.
     Cash flows from financing activities.
     Net cash provided by financing activities decreased from $1.4 million for the three months ended March 31, 2005 to $0.2 million for the three months ended March 31, 2006. The decrease in financing activities in 2006 occurred because the Company did not incur any additional indebtedness during the period.

     Capital Requirements
     The oilfield services business is capital-intensive, requiring significant investment to expand and upgrade operations. Our capital requirements have consisted primarily of, and we anticipate will continue to be:
•	expansion capital expenditures, such as those to acquire additional equipment and other assets to grow our business; and

•	maintenance or upgrade capital expenditures, which extend the useful life or upgrade the operational capabilities of existing assets.
     We continually monitor new advances in pumping equipment and down-hole technology and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. For the three months ended March 31, 2006, we made capital expenditures of approximately $14.0 million to purchase and upgrade our technical pumping and down-hole surveying equipment. This equipment allows us to deploy additional service crews. Our current 2006 capital expenditure budget includes twenty-two 2,250 horsepower fracturing pump trucks, three 100 barrel-per-minute blenders, several additional nitrogen, cement and fracturing pump trucks and other items of equipment that complement our existing assets. We also plan to continue to focus on expanding our ability to provide stimulation services for high-pressure wells, with approximately two-thirds of our planned 2006 capital expenditures budgeted for high-pressure equipment. Our 2006 capital expenditure budget is $53 million.
     Given our objective of growth through organic expansions and selective acquisitions, we anticipate that we will continue to invest significant amounts of capital to acquire assets and businesses. We actively consider a variety of businesses and assets for potential acquisitions. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “— Our Growth Strategy”.
     Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of March 31, 2006 or December 31, 2005.
     Description of Our Indebtedness
     We used the proceeds from our initial public offering to repay all amounts outstanding under our credit facilities and terms note payable. In October 2005, Superior and its subsidiaries entered into a revolving credit loan with its existing lending institution. The new agreement provides for a $20.0 million revolving credit facility and matures in October 2008. Interest on the revolving credit facility will be at LIBOR plus a spread of 1.00% to 1.25%, based upon certain financial ratios. The loan is secured by Superior’s accounts receivable, inventory and equipment. At March 31, 2006, we had no borrowings under our revolving credit loan and $20.0 million of available capacity.
     We have $1.4 million of other indebtedness, collateralized by specific buildings and equipment.
Recent Accounting Pronouncements
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions and makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. Additionally, SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. During the three months ended March 31, 2006, the adoption of SFAS No. 154 did not have an impact on the Company’s Consolidated Financial Statements.

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
     Contingent Liabilities
     We record expenses for legal, environmental and other contingent matters when a loss is probable and the cost or range of cost can be reasonably estimated. Judgment is often required to determine when expenses should be recorded for legal, environmental and contingent matters. In addition, we often must estimate the amount of such losses. In many cases, our judgment is based on the input of our legal advisors and on the interpretation of laws and regulations, which can be interpreted differently by governmental regulators and the courts. We monitor known and potential legal, environmental and other contingent matters and make our best estimate of when to record losses for these matters based on available information. Although we continue to monitor all contingencies closely, particularly our outstanding litigation, we currently have no material accruals for contingent liabilities.
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
     We maintain an insurance policy that covers claims in excess of $75,000 per employee with a maximum out-of-pocket claim liability of $3.2 million. Aggregate claims exceeding the $3.2 million policy limit are paid by the insurer.

     Stock Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied.
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
     The following table presents a reconciliation of EBITDA with our net income for each of the periods indicated:

	Three Months Ended
	March 31,
		2006
	2005	(Superior Well
	(Partnerships)	Services, Inc.)

Reconciliation of EBITDA to Net Income:
Net income (1)	$2,953	$6,356
Income tax expense	2,262	4,172
Interest expense	159	38
Depreciation and amortization	1,595	2,993

EBITDA	$6,969	$13,559

(1)-2005 amounts include pro forma income tax expense
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. To a lesser extent, we are also exposed to risks related to increases in the prices of fuel and raw materials consumed in performing our services. We do not engage in commodity price hedging activities.
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our new credit facility established in October 2005, which has a variable interest rate based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of March 31, 2006 would result in interest expense, and a corresponding decrease in net income, of less than $10,000 annually.
     Concentration of Credit Risk. Substantially all of our customers are engaged in the oil and natural gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Two customers individually accounted for 22% and 6% and 19% and 14% of our revenue for the three months ended March 31, 2005 and 2006, respectively. At December 31, 2005 and March 31, 2006, one customer accounted for 15% and 18% and eight customers accounted for 46% and 57% of Superior’s accounts receivable.

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
     During the three months ended March 31, 2006, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are named as a defendant, from time to time, in litigation relating to our normal business operations. Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.
Item 1.A.Risk Factors.
     There are not material changes from risk factors as previously disclosed in our Annual Report on Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on May 3, 2006 (1) to elect two Class I members of the Board of Directors to serve for three-year terms; (2) to ratify the appointment of Schneider Downs & Co., Inc. as independent accountants for the year ended December 31, 2006. The two Class I directors who were so elected were Mark A. Snyder and Anthony J. Mendicino. The number of affirmative votes, negative votes and the number of votes withheld for the directors so elected were:

	Number of
Names	Affirmative Votes	Against	Number Withheld
Mark A. Snyder	16,239,238	—	1,289,562
Anthony J. Mendicino	16,139,879	—	1,388,921
     Following the annual meeting John A. Staley, IV, David E. Snyder, Charles C. Neal and David E. Wallace continued in their terms as directors.
     The number of affirmative votes, negative votes and the number of abstentions with respect to the ratification of the appointment of Schneider Downs & Co., Inc. were as follows:

	Number of
	Affirmative		Number
	Votes	Against	Withheld
Ratification of appointment of Schneider Downs & Co., Inc.	15,517,377	2,010,778	645
Item 6. Exhibits.
     See the Exhibit Index included with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR WELL SERVICES, INC. Registrant
Dated: May 9, 2006	By:	/s/ David E. Wallace
David E. Wallace
Chief Executive Officer and Chairman of the Board of Directors

Dated: May 9, 2006	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk
Vice President and Chief Financial Officer

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a) Exhibits

31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the March 31, 2006 Quarterly Report on Form 10-Q.

31.2*	Sarbanes-Oxley Section 302 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the March 31, 2006 Quarterly Report on Form 10-Q.

32.1*	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the March 31, 2006 Quarterly Report on Form 10-Q.

32.2*	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the March 31, 2006 Quarterly Report on Form 10-Q.

*	Filed herewith.