Form 10-Q
period 2006-06-30
Superior Well Services, INC
filed 2006-08-08
CIK 1323715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Large accelerated file ☐        Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of August 8, 2006, 19,655,567 shares of common stock were outstanding.

SUPERIOR WELL SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,
	2005	June 30, 2006
	(in thousands, except per share data)
Current Assets:
Cash and cash equivalents	$10,765	$76
Trade accounts receivable, net of allowance of $134 and $284, respectively	23,381	32,381
Inventories	3,761	4,050
Prepaid expenses	1,157	978
Deferred income taxes	303	711

Total current assets	39,367	38,196

Property, Plant and Equipment:
Land	420	420
Building and improvements	1,842	2,240
Equipment and vehicles	84,184	108,888
Construction in progress	8,760	11,526

	95,206	123,074
Accumulated depreciation	(22,515)	(28,553)

Total property, plant and equipment, net	72,691	94,521
Intangible assets, net of accumulated amortization of $665 and $808, respectively	760	796
Other assets	273	262

Total assets	$113,091	$133,775

Current Liabilities:
Accounts payable-trade	$7,737	$9,041
Income taxes payable	—	1,515
Current portion of long-term debt	179	384
401(k) plan contribution and withholding	911	933
Advance payments on servicing contracts	479	760
Accrued wages and health benefits	841	1,877
Accrued insurance payable	—	402
Other accrued liabilities	706	1,235

Total current liabilities	10,853	16,147

Long-term debt	1,258	1,413

Deferred income taxes	9,587	10,883

Stockholders’ Equity:
Common stock, voting, par $.01 per share, 70,000,000 shares authorized, 19,376,667 and 19,655,567 shares issued at December 31, 2005 and June 30, 2006, respectively	194	197
Additional paid-in capital	91,944	93,093
Retained earnings (deficit)	(745)	12,042

Total stockholders’ equity	91,393	105,332

Total liabilities and stockholders’ equity	$113,091	$133,775

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2006		2006
	2005	(Superior Well	2005	(Superior Well
	(Partnerships)	Services, Inc.)	(Partnerships)	Services, Inc.)
	(in thousands, except per share data)
Revenue	$29,585	$54,589	$55,610	$102,276

Cost of revenue	21,404	37,704	38,784	69,440

Gross profit	8,181	16,885	16,826	32,836

Selling, general and administrative expenses	3,585	6,153	6,866	11,679

Operating income	4,596	10,732	9,960	21,157

Interest expense	224	49	383	87

Other (expense) income	29	50	39	191

Income before income taxes	4,401	10,733	9,616	21,261

Income taxes
Current	—	3,755	—	7,585
Deferred	—	547	—	889

	—	4,302	—	8,474

Net income	$4,401	$6,431	$9,616	$12,787

Pro forma data (unaudited):

Historical income before taxes	$4,401		$9,616

Pro forma income tax expense	1,804		4,066

Net income adjusted for pro forma income tax expense	$2,597		$5,550

Earnings per common share:

Basic and fully diluted		$0.33		$0.66

Pro forma basic and fully diluted	$0.13		$0.29

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Superior Well Services, Inc.
		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
	(in thousands)
BALANCE, DECEMBER 31, 2005	$194	$91,944	$(745)	$91,393

Net income	—	—	12,787	12,787

Issuance of restricted stock awards (Note 10)	3	276	—	279

Stock-based compensation (Note 10)	—	873	—	873

BALANCE, JUNE 30, 2006	$197	$93,093	$12,042	$105,332

The accompanying notes are an integral part of these consolidated financial statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Unaudited)

	Partnerships
		Accumulated
	Partners’	Comprehensive	Less: Notes
	Capital	Income	Receivable	Total
	(in thousands)
BALANCE, DECEMBER 31, 2004	$33,885	$2	$(68)	$33,819

Net income prior to reorganization	9,616	—	—	9,616
Unrealized gains on interest rate swaps		21	—	21

Total comprehensive income				9,637

Distributions to partners	(4,297)	—	—	(4,297)

Collection of notes receivable	—	—	68	68

BALANCE, JUNE 30, 2005	$39,204	$23	$—	$39,227

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
		2006
	2005	(Superior Well
	(Partnerships)	Services, Inc.)
	(in thousands)
Cash flows from operations:
Net income	$9,616	$12,787
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	—	889
Depreciation and amortization	4,157	6,189
Stock-based compensation	—	873
Changes in assets and liabilities:
Trade accounts receivable	(6,745)	(9,000)
Inventory	(530)	(289)
Prepaid expenses and other assets	(688)	10
Accounts payable	1,995	1,304
Income taxes payable	—	1,515
401(k) plan contribution and withholding	(281)	22
Advance payments on servicing contracts	446	281
Accrued wages and health benefits	608	1,036
Accrued insurance payable	—	402
Other accrued liabilities	(535)	529

Net cash provided by operations	8,043	16,548

Cash flows from investing:
Expenditure for property, plant and equipment	(14,670)	(27,426)
Notes receivable advances	68	—

Net cash used in investing	(14,602)	(27,426)

Cash flows from financing:
Principal payments on long-term debt	(857)	(3,590)
Proceeds from long-term borrowings	5,365	3,500
Proceeds from notes payable, net	6,553	—
Issuance of restricted stock awards (Note 10)	—	279
Distributions to partners	(4,297)	—

Net cash provided by financing	6,764	189

Net increase (decrease) in cash and cash equivalents	205	(10,689)

Cash and cash equivalents, beginning of period	1,544	10,765

Cash and cash equivalents, end of period	$1,749	$76

Supplemental disclosure of cash flow data:
Interest paid	$357	$32
Income taxes paid	—	6,070
Non-cash transactions:
Equipment acquired through seller financed debt	—	450
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Organization
     Superior Well Services, Inc. (“Superior”) was formed as a Delaware corporation on March 2, 2005 for the purpose of serving as the parent holding company for Superior GP, L.L.C. (“Superior GP”), Superior Well Services, Ltd. (''Superior Well’’) and Bradford Resources, Ltd. (''Bradford’’). In May 2005, Superior and the partners of Superior Well and Bradford entered into a contribution agreement that resulted in the partners of Superior Well and Bradford contributing their respective partnership interests to Superior in exchange for shares of common stock of Superior (the “Contribution Agreement”). Superior Well and Bradford are Pennsylvania limited partnerships that became wholly owned subsidiaries of Superior in connection with its initial public common stock offering. The former partners of Superior Well and Bradford received 14,103,474 shares of common stock of Superior in exchange for their partnership interests.
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
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The consolidated financial statements included herein should be read in conjunction with the Form 10-K for Superior for the year ended December 31, 2005. These financial statements are unaudited but reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations. All adjustments are of a normal and recurring nature unless otherwise noted. All intercompany transactions and balances have been eliminated in the amounts presented. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.
     At June 30, 2006, the accompanying consolidated financial statements include the accounts of Superior and its wholly-owned subsidiaries Superior Well, Bradford and Superior GP. Superior Well and Bradford (“Partnerships” or “Predecessor Companies”), prior to the effective date of the Contribution Agreement, were entities under common control arising from common direct or indirect ownership of each. The transfer of the Partnerships assets and liabilities to Superior (see Note 1) represented a reorganization of entities under common control and was accounted for at historical cost. The three and six months ended June 30, 2005 include the combined operations for the Partnerships. Prior to the reorganization, the Partnerships were not subject to federal and state corporate income taxes.
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
     Trade Accounts Receivable
     Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly independent and major oil and gas companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account. For the three month periods ended June 30, 2005 and 2006, Superior recorded bad debt expense of $21,000 and $75,000, respectively. For the six month periods ended June 30, 2005 and 2006, Superior recorded bad debt expense of $21,000 and $150,000, respectively.
     Property, Plant and Equipment
     Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements and range from 5 to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $2.5 million and $3.1 million for the three months ended June 30, 2005 and 2006, respectively. Depreciation expense, excluding intangible amortization, amounted to $4.0 million and $6.0 million for the six months ended June 30, 2005 and 2006, respectively.
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
     Income Taxes
     Superior accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in Superior’s financial statements or tax returns. Using this method, deferred tax liabilities and assets were determined based on the difference between the financial carrying amounts and tax bases of assets and liabilities using enacted tax rates. Prior to becoming wholly-owned subsidiaries of Superior, the Partnerships were not taxable entities for federal or state income tax purposes and, accordingly, were not subject to federal or state corporate income taxes. For the three and six month periods ended June 30, 2005, pro forma income tax expense (unaudited) has been computed at statutory rates to provide the reader of the financial statements with a pro forma net income (unaudited) consistent with the entity structure change referenced in Note 1.
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
     Intangible Assets
     Superior’s intangible assets are customer relationships and a non-compete agreement. The gross amount of $1,605,000 is being amortized at $321,000 per year.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Concentration of Credit Risk
     Substantially all of our customers are engaged in the oil and natural gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. One customer accounted for 12% and 14% of our revenue for the three months ended June 30, 2005 and 2006, respectively. One customer accounted for 17% and 16% of our revenue for the six months ended June 30, 2005 and 2006, respectively. At December 31, 2005 and June 30, 2006, one customer accounted for 15% and 15% and eight customers accounted for 46% and 49% of Superior’s accounts receivable.
     Stock Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. The three month period and six months ended June 30, 2006 includes $438,000 and $873,000 additional compensation expense as a result of the adoption of SFAS 123R.
     Weighted average shares outstanding
     The weighted average shares outstanding computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 takes into account 19,376,667 of common shares outstanding immediately after completion of the initial public offering and the 278,900 restricted common share awards that are described in Note 10, which were issued in March 2006. This resulted in 19,655,567 and 19,522,315 average shares outstanding for the three and six months ended June 30, 2006, respectively. For the pro-forma calculations of earnings per share for the three and six months ended June 30, 2005, all shares outstanding immediately after the initial public offering were assumed to have been issued at the beginning of the period. This resulted in 19,376,667 average shares outstanding for the three and six months ended June 30, 2005.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
4. Debt
     In October 2005, Superior entered into a revolving credit loan with its existing lending institution. The new agreement provides for a $20 million revolving credit facility and matures in October 2008. Interest on the revolving credit facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. The loan is secured by Superior’s accounts receivable, inventory and equipment. The revolving credit loan requires the Company to maintain a maximum debt to EBITDA ratio and a minimum amount of adjusted net tangible worth, as defined under the credit agreement. At June 30, 2006, Superior had no borrowings under the revolving credit loan, $16.5 million of borrowing availability and was in compliance with its financial covenants.
     Bradford had a $12.0 million mortgage note payable maturing in January 2010 that was repaid and terminated in August 2005. Interest on the mortgage note payable was at LIBOR plus 1.2%. The weighted average interest rate for the three and six months ended June 30, 2005 was 4.2% and 4.0%.
     Bradford had a $9.5 million note payable maturing January 2011 that was repaid and terminated in August 2005. Obligations under the agreement were guaranteed by Superior Well and the former limited partners of Bradford. Interest on the note payable was at LIBOR plus 1%.
     Long-term debt at December 31, 2005 and June 30, 2006 consisted of the following (amounts in thousands):

	2005	2006
Notes payable to sellers with nominal interest rates due through December 2010, collateralized by specific buildings and equipment	$292	$245
Mortgage notes payable to a bank with interest at the bank’s prime lending rate minus 1%, payable in monthly installments of $7,111 plus interest through January 2019, collateralized by real property	1,145	1,102
Note payable to sellers with nominal interest rates due through June 2008, collateralized by equipment	—	450

	1,437	1,797
Less — Payments due within one year	179	384

Total	$1,258	$1,413

5. Note Payable
     Superior Well had a $9.5 million revolving credit agreement (“Note Payable”) that was repaid in August 2005. The Note Payable was terminated in October 2005. Interest on the Note Payable was at London InterBank Offered Rate (LIBOR) plus 1%. There were no outstanding borrowings as of December 31, 2005.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The provision for income taxes is comprised of (amounts in thousands):

	Period ended June 30, 2006
	Three Months Ended	Six Months Ended
Current:
State and local	$667	$1,382
U.S. federal	3,088	6,203

Total current	3,755	7,585

Deferred:
State and local	96	157
U.S. federal	451	732

Total deferred	547	889

Provision for income tax expense	$4,302	$8,474

          As discussed above, Superior recorded a net deferred tax liability of $8,577 related to the temporary differences that existed on the date of reorganization. Significant components of Superior’s deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,	June 30,
	2005	2006
Deferred tax assets:
Restricted stock	$—	$344
Accrued expenses and other	252	255
Allowance for doubtful accounts receivable	51	112

Total deferred tax assets	303	711

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(9,587)	(10,883)

Total deferred	(9,587)	(10,883)

Net deferred taxes	$(9,284)	$(10,172)

     A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows (amounts in thousands):

	Period ended June 30, 2006
	Three months	Six months
	ended	ended
Income before income taxes	$10,733	$21,261
Statutory U.S. income tax rate	35%	35%

Tax expense using statutory U.S. income tax rate	3,757	7,441
State income taxes	496	1,000
Other	49	33

Income tax expense	$4,302	$8,474

Effective income tax rate	40%	40%

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
8. Related-Party Transactions
     Superior Well provides technical pumping services and down-hole surveying services to a customer owned by certain shareholders and directors of Superior. The total amounts of services provided to this affiliated party for the three month periods ended June 30, 2005 and 2006 were $1,522,000 and $1,531,000, respectively. The total amounts of services provided to this affiliated party for the six month periods ended June 30, 2005 and 2006 were $2,432,000 and $4,286,000, respectively. The accounts receivable outstanding from the affiliated party were $366,000 and $442,000 for the periods ended December 31, 2005 and June 30, 2006, respectively.
     Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain shareholders and directors of Superior. The total amounts paid to these affiliated parties were approximately $466,000 and $626,000 for the three month periods ended June 30, 2005 and 2006, respectively. The total amounts paid to these affiliated parties were approximately $1,068,000 and $1,156,000 for the six month periods ended June 30, 2005 and 2006, respectively. Superior Well had accounts payable to these affiliates of $173,000 and $0 at December 31, 2005 and June 30, 2006, respectively.
     Prior to Superior’s initial public offering in August 2005, administrative and management services were provided to Superior Well by affiliates that were owned by certain partners of Superior Well. The total amounts paid to these affiliated entities were approximately $205,000 and $404,000 for the three and six months ended June 30, 2005. Following Superior’s initial public offering, Superior Well no longer requires these administrative and management services.
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
     Total rental expense charged to operations was approximately $206,000 and $403,000 for the three month periods ended June 30, 2005 and 2006, respectively. Total rental expense charged to operations was approximately $378,000 and $766,000 for the six months ended June 30, 2005 and 2006, respectively.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Superior had commitments of approximately $34.2 million and $71.8 million for capital expenditures as of December 31, 2005 and June 30, 2006.
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
     Compensation expense related to the stock incentive plan for the three month period and six months ended June 30, 2006, was $438,000 and $873,000, respectively.

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
Overview
     We are a Delaware corporation formed in 2005 to serve as the parent holding company for an oilfield services business operating under the Superior Well Services name since 1997 in many of the major oil and natural gas producing regions in the Appalachian, Mid-Continent, Rocky Mountain, Southeast, and Southwest regions of the United States. We provide a wide range of wellsite solutions to oil and natural gas companies, primarily technical pumping services and down-hole surveying services. We focus on offering technologically advanced equipment and services at competitive prices, which we believe allows us to successfully compete against both major oilfield services companies and smaller, independent service providers. In August 2005, we completed our initial public offering of 6,460,000 shares of common stock at a price of $13.00 per share.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2006		2005		2006
Technical pumping services	$26,644	90.1%	$49,008	89.8%	$50,260	90.4%	$92,027	90.0%
Down-hole surveying services	2,941	9.9	5,581	10.2	5,350	9.6	10,249	10.0

Total revenue	$29,585	100.0%	$54,589	100.0%	$55,610	100.0%	$102,276	100.0%

The following is a brief description of our services:
     Technical Pumping Services
     We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 58.4%, 10.6% and 20.8% of our revenue for the three month period ended June 30, 2006 and 57.3%, 11.4% and 21.3% of our revenue for the six months ended June 30, 2006, respectively. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.
     Down-Hole Surveying Services
     We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 10.2% of our revenue for the three month period ended June 30, 2006 and 10.0% of our revenue for the six months ended June 30, 2006. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.
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
     Operating Income per Operating Region.
     We currently service customers in five operating regions through our 16 service centers. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania, Wooster, Ohio, Kimball and Buckhannon, West Virginia, Norton, Virginia and Gaylord, Michigan. Our Southeast region service centers are located in Cottondale, Alabama, Columbia, Mississippi and Bossier City, Louisiana. Our Mid-Continent region service centers are located in Hominy, Enid and Cleveland, Oklahoma and Van Buren, Arkansas. Our Rocky Mountain region service center is located in Vernal, Utah and the Company plans on opening a new Rocky Mountain region service center in Farmington, New Mexico during the third quarter of 2006. Our Southwest region service center is located in Alvarado, Texas and is expected to commence operations in the third quarter of 2006. We currently service the Southwest region through our Hominy and Cleveland, Oklahoma, Columbia, Mississippi and Bossier City, Louisiana service centers.
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
     The following table shows our revenue from each operating region, and their percentage of our total revenue, for the three and six month periods ended June 30, 2005 and 2006 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2006		2005		2006
Region
Appalachian	$16,104	54.4%	$28,035	51.4%	$31,465	56.6%	$52,555	51.4%
Southeast	7,843	26.5	13,814	25.3	15,384	27.7	26,203	25.6
Rocky Mountain	356	1.2	2,833	5.2	356	0.6	3,947	3.9
Mid-Continent	5,282	17.9	9,907	18.1	8,405	15.1	19,571	19.1

Total	$29,585	100.0%	$54,589	100.0%	$55,610	100.0%	$102,276	100.0%

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
     To successfully execute our growth strategy, we will require access to capital on competitive terms to the extent that we do not generate sufficient cash from operations. We intend to finance future acquisitions primarily by using capacity available under our bank credit facility and equity or debt offerings or a combination of both. For a more detailed discussion of our capital resources, please read “— Liquidity and Capital Resources” beginning on Page 21 of this report.
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
     The following table and discussion that follows provide a comparison of our results of operations for the three and six month periods ended June 30, 2005 and 2006 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Statement of Operations Data:
Revenues:
Technical pumping services	$26,644	$49,008	$50,260	$92,027
Down-hole surveying services	2,941	5,581	5,350	10,249

Total revenues	29,585	54,589	55,610	102,276

Expenses:
Cost of revenue	21,404	37,704	38,784	69,440
Selling, general and administrative	3,585	6,153	6,866	11,679

Total expense	24,989	43,857	45,650	81,119

Operating income	$4,596	$10,732	$9,960	$21,157

     Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Revenue.
     Revenue was $54.6 million for the three months ended June 30, 2006 compared to $29.6 million for the three months ended June 30, 2005, an increase of 84.5%. Approximately $14.6 million of this increase was attributable to an increase in the drilling activity of our customers in our existing locations. The remaining $10.4 million of our increase in revenue was attributable to our establishment of new service centers. Revenue by operating region increased in 2005 by $11.9 million, $6.0 million, $4.6 million and $2.5 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively.
     Revenue from our technical pumping services increased by approximately 83.9% to $49.0 million for the three months ended June 30, 2006 from $26.6 million for the three months ended June 30, 2005. Approximately $12.7 million of this increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $9.7 million of this increase was attributable to our establishment of new service centers. New service centers in Utah, Michigan, Virginia, Arkansas and Louisiana increased revenues by $2.5 million, $1.3 million, $1.7 million, $1.4 million and $2.8 million, respectively.
     Revenue from our down-hole surveying services increased approximately 87.2% to $5.6 million for the three months ended June 30, 2006 from $2.9 million for the three months ended June 30, 2005. Approximately $2.0 million of this increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $0.7 million was attributable to our establishment of new service centers. New centers in West Virginia and Oklahoma increased revenues $0.5 million and $0.2 million, respectively.

     Cost of Revenue.
     Cost of revenue includes the cost of materials, wages of supervisors and equipment operators, fuel, repair parts, travel expenses and depreciation expenses. Cost of revenue increased 76.2% to $37.7 million for the three months ended June 30, 2006 compared to $21.4 million for the three months ended June 30, 2005. Approximately $8.9 million of this increase was attributable to an increase in the drilling activity of our customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $7.4 million of our increase in cost of revenue was attributable to our establishment of new service centers. New service centers currently operating in Utah, Michigan, West Virginia, Virginia, Louisiana, Oklahoma and Arkansas increased cost of revenues by $1.8 million, $1.1 million, $0.2 million, $1.1 million, $1.4 million, $0.1 million and $1.3 million, respectively. Additionally, planned centers not currently operating in Texas and New Mexico increased cost of revenues by $0.4 million. As a percentage of revenue, cost of revenue decreased to 69.1% for the three months ended June 30, 2006 from 72.3% for the three months ended June 30, 2005. This percentage decrease was primarily due to proportionally lower labor expenses and material costs, which was partially offset by higher depreciation expenses. As a percentage of revenue, the portion of labor expenses included as a cost of revenue was 18.8% in 2005 and 2006. Aggregate labor expenses increased $4.9 million to $10.4 million in 2006. As a percentage of revenue, material costs decreased 3.2% in 2006 versus 2005 due to higher revenue activity levels and customer pricing increases implemented in January 2006. Aggregate material costs increased $10.1 million to $23.5 million in 2006. Depreciation expense increased to $3.0 million in 2006 due to increased capital expenditures.
     Selling, General and Administrative Expenses (SG&A).
     SG&A expenses include the wages and salaries of administrative, sales and maintenance personnel, as well as other general overhead costs not directly related to field operations, such as amortization expense. SG&A expenses were $6.2 million for the three months ended June 30, 2006 compared to $3.6 million for the three months ended June 30, 2005, an increase of 71.6%. The portion of labor expenses included in SG&A expenses increased $1.4 million to $3.4 million in 2006. Approximately $0.5 million of the labor expense increases related to the establishment of our new service centers currently operating in Utah, Michigan, West Virginia, Virginia, Louisiana, Texas, New Mexico, Oklahoma and Arkansas. Labor related to our existing service centers and corporate salaries increased $0.6 million and $0.3 million, respectively. Labor expenses increased because we hired additional management, sales and administrative personnel to manage the growth in our operations. As a percentage of revenue, the portion of labor expenses included in SG&A expense decreased from 9.4% in 2005 to 9.1% in 2006. In addition, our general and administrative expenses have increased as a result of becoming a public company. Sarbanes-Oxley compliance expenses, legal and professional expenses and director expenses for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 increased $0.2 million, $0.2 million and $0.1 million, respectively. Furthermore, franchise/sales taxes, rent, advertising and office expenses for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 increased $0.2 million, $0.1 million, $0.1 million and $0.2 million, respectively.
     Operating Income.
     Operating income was $10.7 million for the three month period ended June 30, 2006 compared to $4.6 million for the three month period ended June 30, 2005, an increase of 133.5%. The primary reason for this increase was the increase in drilling activity by our customers in our Appalachian, Southeast and Mid-Continent operating regions, coupled with the opening of new service centers. Operating income (loss) in the Appalachian, Southeast, Mid-Continent, Rocky Mountain and Southwest regions increased $3.5 million, $2.4 million, $0.5 million, $0.3 million and ($0.6) million. Approximately $1.8 million of the operating income was related to the establishment of our new service centers in Utah, Michigan, West Virginia, Virginia, Louisiana, Arkansas, Texas, Oklahoma and New Mexico. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. The three months ended June 30, 2006 includes approximately $1.0 million of operating losses in connection with the establishment of new service centers in Texas and New Mexico and cementing operations in Utah. The Texas and New Mexico service centers and Utah cement operations are expected to commence operations during the third quarter of 2006. These increases in operating income were partially offset by the increases in our cost of revenue and SG&A expenses as described above. EBITDA increased to $14.0 million in the three months ended June 30, 2006 from $7.2 million for the three months ended June 30, 2005. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see ''Non-GAAP Accounting Measures.’’ Net income increased $2.0 million to $6.4 million in 2006. Prior to the reorganization, the Partnerships were not subject to federal and state corporate income taxes.
     Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Revenue.
     Revenue was $102.3 million for the six months ended June 30, 2006, compared to $55.6 million for the six months ended June 30, 2005, an increase of 83.9%. Approximately $27.9 million of this increase was attributable to an increase in the drilling activity of our customers in our existing locations. The remaining $18.8 million of our increase in revenue was attributable to our establishment of new service centers. Revenue by operating region increased in 2006 by $21.1 million, $10.8 million, $11.1 million and $3.6 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively.
     Revenue from our technical pumping services increased by approximately 83.1% to $92.0 million for the six months ended June 30, 2006 from $50.3 million for the six months ended June 30, 2005. Approximately $23.7 million of this increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $18.0 million of this increase was attributable to our establishment of new service centers. New service centers in Utah, Michigan, Virginia, Arkansas and Louisiana increased revenues by $3.6 million, $3.0 million, $1.7 million, $2.6 million and $7.1 million, respectively.
     Revenue from our down-hole surveying services increased approximately 91.6% to $10.2 million for the six months ended June 30, 2006 from $5.3 million for the three months ended June 30, 2005. Approximately $4.2 million of this increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $0.7 million was attributable to our establishment of new service centers. New centers in West Virginia and Oklahoma increased revenues $0.5 million and $0.2 million, respectively.
     Cost of Revenue.
     Cost of revenue increased 79.0% to $69.4 million for the six months ended June 30, 2006 compared to $38.8 million for the six months ended June 30, 2005. Approximately $17.6 million of this increase was attributable to an increase in the number of jobs completed in response to the increased drilling activity of our customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $13.0 million of our increase in cost of revenue was attributable to our establishment of new service centers. New service centers currently operating in Utah, Michigan, Virginia, Arkansas, Oklahoma, West Virginia and Louisiana increased cost of revenues by $3.1 million, $2.2 million, $1.1 million, $2.4 million, $0.1 million, $0.3 million and $3.4 million, respectively. Additionally, planned centers not currently operating in Texas and New Mexico increased cost of revenues by $0.4 million. As a percentage of revenue, cost of revenue decreased to 67.9% for the six months ended June 30, 2006 from 69.7% for the six months ended June 30, 2005. This percentage decrease was primarily due to a 0.3% drop in labor expenses as a percentage of revenues in 2006 versus 2005. As a percentage of revenue, the portion of labor expenses included as a cost of revenue decreased from 19.1% in 2005 to 18.8% in 2006. Aggregate labor expenses increased $8.6 million to $19.2 million in 2006. As a percentage of revenue, material costs decreased 1.7% in 2006 versus 2005 due to higher revenue activity levels and customer pricing increases implemented in January 2006. Aggregate material costs increased $18.7 million to $43.0 million in 2006. Partially offsetting the labor expense and material cost decreases as a percentage of revenue was increased depreciation expense. Depreciation expense increased to $6.0 million in 2006 due to increased capital expenditures.
     Selling, General and Administrative Expenses.
     SG&A expenses include the wages and salaries of administrative, sales and maintenance personnel, as well as other general overhead costs not directly related to field operations, such as amortization expense. SG&A expenses were $11.7 million for the six months ended June 30, 2006 compared to $6.9 million for the six months ended June 30, 2005, an increase of 70.1%. The portion of labor expenses included in SG&A expenses increased $2.7 million to $6.5 million in 2006. Approximately $0.9 million of the labor expense increases related to the establishment of our new service centers currently operating in Utah, Michigan, West Virginia, Virginia, Louisiana, Texas, New Mexico, Oklahoma

and Arkansas. Labor related to our existing service centers and corporate salaries increased $1.2 million and $0.6 million, respectively. Labor expenses increased because we hired additional management, sales and administrative personnel to manage the growth in our operations. As a percentage of revenue, the portion of labor expenses included in SG&A expense decreased from 6.9% in 2005 to 6.3% in 2006. In addition, our general and administrative expenses have increased as a result of becoming a public company. Sarbanes-Oxley compliance expenses, legal and professional expenses and director expenses for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 increased $0.4 million, $0.4 million and $0.2 million, respectively. Furthermore, franchise/sales taxes, rent, advertising and office expenses for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 increased $0.4 million, $0.2 million, $0.1 million and $0.4 million, respectively.
     Operating Income.
     Operating income was $21.2 million for the six month period ended June 30, 2006 compared to $10.0 million for the six month period ended June 30, 2005, an increase of 112.4%. The primary reason for this increase was the increase in drilling activity by our customers in our Appalachian, Southeast and Mid-Continent operating regions, coupled with the opening of new service centers. Operating income (loss) in the Appalachian, Southeast, Mid-Continent, Rocky Mountain and Southwest regions increased $6.0 million, $4.2 million, $1.6 million, $0.1 million and ($0.7) million. Approximately $3.5 million of the operating income was related to the establishment of our new service centers in Utah, Michigan, West Virginia, Louisiana, Arkansas, Texas and New Mexico. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. The six months ended June 30, 2006 includes approximately $1.0 million of operating losses in connection with the establishment of new service centers in Texas and New Mexico and cementing operations in Utah. The Texas and New Mexico service centers and Utah cement operations are expected to commence operations during the third quarter of 2006. These increases in operating income were partially offset by the increases in our cost of revenue and SG&A expenses as described above. EBITDA increased $13.4 million in the six months ended June 30, 2006 to $27.5 million. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see “Non-GAAP Accounting Measures.’’ Net income increased $3.2 million to $12.8 million in 2006. Prior to the reorganization, the Partnerships were not subject to federal and state corporate income taxes.
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
     Historically, we did not incur income taxes because our operations were conducted by two separate operating partnerships that were not subject to income tax. The historical combined financial statements of Superior Well Services, Ltd. and Bradford Resources, Ltd., however, include a pro forma adjustment for income taxes calculated at the statutory rate resulting in a pro forma net income adjusted for income taxes. Historically, partnership capital distributions were made to the former partners of our operating partnerships to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnerships’ taxable income. As a consequence of our change in structure, we recognized deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. As of June 30, 2006, the net deferred tax liability was approximately $10.2 million, resulting primarily from accelerated depreciation. Following our initial public offering, we incur income taxes under our new holding company structure, and our consolidated financial statements reflect the actual impact of income taxes.
     Public Company Expenses.
     Our general and administrative expenses have increased as a result of becoming a public company following our initial public offering. We currently anticipate that our total annual general and administrative expenses will increase by approximately $2.0 — 2.5 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase will be due to the cost of tax return preparations, accounting support services, Sarbanes-Oxley compliance expenses, filing annual and quarterly reports with the SEC, investor relations, directors’ fees, directors’ and officers’ insurance and registrar and transfer agent fees. Our consolidated financial statements will reflect the impact of these increased expenses and affect the comparability of our financial statements with periods prior to the completion of our initial public offering.
     Non-cash compensation expense.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for such equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. The three month period and six months ended June 30, 2006 includes $438,000 and $873,000 additional compensation expense as a result of the adoption of SFAS 123R.
Liquidity and Capital Resources
     Prior to the completion of our initial public offering, cash generated from operations, borrowings under our existing credit facilities and funds from partner contributions have been our primary sources of liquidity. Following completion of our initial public offering, we rely on cash generated from operations, future public equity and debt offerings and borrowings under our new revolving credit facility to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At June 30, 2006, the Company had $76,000 of cash and cash equivalents and $20 million of availability under a revolving credit loan which can be used for planned capital expenditures and to make acquisitions.
     Financial Condition and Cash Flows
     Financial Condition.
     Working capital totaled $22.0 million at June 30, 2006 compared to $28.5 million at December 31, 2005. The decrease was primarily due to a decrease in cash of $10.7 million and increases in accounts payable, income taxes payable and accrued liabilities of $1.3 million, $1.5 million and $2.3 million, respectively. Offsetting these amounts was an increase in accounts receivable of $9.0 million. Cash decreased by $10.7 million due principally to $27.4 million in capital expenditures, which exceeded the $16.5 million in net cash provided by operations.
     Cash flows from operations.
     Net cash provided by operating activities increased from $8.0 million for the six months ended June 30, 2005 to $16.5 million for the six months ended June 30, 2006. The 2006 increases are primarily due to higher net income, depreciation and deferred income taxes, which are partially offset by changes in working capital. Working capital decreased by $6.5 million from December 31, 2005 amounts. Changes in the components of working capital for the six month period ended June 30, 2006 include a $1.3 million increase in accounts payable and a $1.0 million increase in accrued wages and health benefits. Accounts payable increased due to the timing of expenditures and accrued wages and health benefits increased due to the increase in employee headcount. In addition, accounts receivable increased $9.0 million during the first six months of 2006 due to growth generated from higher revenues.

     Cash flows used in investing activities.
     Net cash used in investing activities increased from $14.6 million for the six months ended June 30, 2005 to $27.4 million for the six months ended June 30, 2006. The increase was due to higher amounts of capital expenditures. Capital spending increased due to the opening of new service centers, as well as the addition of equipment at existing locations.
     Cash flows from financing activities.
     Net cash provided by financing activities decreased from $6.8 million for the six months ended June 30, 2005 to $189,000 for the six months ended June 30, 2006. The decrease in financing activities in 2006 occurred because the Company did not incur any additional indebtedness during the period.
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
     We continually monitor new advances in pumping equipment and down-hole technology and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. For the six months ended June 30, 2006, we made capital expenditures of approximately $27.9 million to primarily purchase and upgrade our technical pumping and down-hole surveying equipment. This equipment allows us to deploy additional service crews. Our current 2006 capital expenditure budget includes twenty-two 2,250 horsepower fracturing pump trucks, three 100 barrel-per-minute blenders, several additional nitrogen, cement and fracturing pump trucks and other items of equipment that complement our existing assets. We also plan to continue to focus on expanding our ability to provide stimulation services for high-pressure wells, with approximately two-thirds of our planned 2006 capital expenditures budgeted for high-pressure equipment. Our 2006 capital expenditure budget is $53 million.
     Given our objective of growth through organic expansions and selective acquisitions, we anticipate that we will continue to invest significant amounts of capital to acquire assets and businesses. We actively consider a variety of businesses and assets for potential acquisitions. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “— Our Growth Strategy”. Management believes that the issuance of additional equity or debt, combined with the cash flow from operations, cash and cash equivalents and available borrowings under our credit facility, will provide us with sufficient capital resources and liquidity to manage our routine operations and fund capital expenditures currently projected or future acquisitions.
     Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2006 or December 31, 2005.
     Description of Our Indebtedness
     We used the proceeds from our initial public offering to repay all amounts outstanding under our credit facilities and terms note payable. In October 2005, Superior and its subsidiaries entered into a revolving credit loan with its existing lending institution. The new agreement provides for a $20.0 million revolving credit facility and matures in October 2008. Interest on the revolving credit facility will be at LIBOR plus a spread of 1.00% to 1.25%, based upon certain financial ratios. The loan is secured by Superior’s accounts receivable, inventory and equipment. At June 30, 2006, we had no borrowings under our revolving credit loan and $20.0 million of available capacity.
     We have $1.8 million of other indebtedness, collateralized by specific buildings and equipment. See Note 4 to the financials for more information on our other indebtedness.

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
     Intangible Assets
     Our intangible assets are customer relationships and a non-compete agreement. The gross amount of $1,605,000 is being amortized at $321,000 per year.
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
Non-GAAP Accounting Measures
     We define EBITDA as net income before interest expense, income tax expense and depreciation and amortization expense. Our management uses EBITDA:
•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	to assess compliance with financial ratios and covenants included in credit facilities;

•	in communications with lenders concerning our financial performance; and

•	to evaluate the viability of potential acquisitions and overall rates of return.
     The following table presents a reconciliation of EBITDA with our net income for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2006		2006
	2005	(Superior Well	2005	(Superior Well
	(Partnerships)	Services, Inc.)	(Partnerships)	Services, Inc.)
Reconciliation of EBITDA to Net Income:
Net income (1)	$2,597	$6,431	$5,550	$12,787
Income tax expense	1,804	4,302	4,066	8,474
Interest expense	224	49	383	87
Depreciation and amortization	2,562	3,196	4,157	6,189

EBITDA	$7,187	$13,978	$14,156	$27,537

(1)	-2005 amounts include pro forma income tax expense
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
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our new credit facility established in October 2005, which has a variable interest rate based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of June 30, 2006 would result in interest expense, and a corresponding decrease in net income, of approximately $0.2 million annually.

     Concentration of Credit Risk. Substantially all of our customers are engaged in the oil and natural gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Eight customers accounted for 49% of Superior’s revenue for both six month periods ended June 30, 2005 and 2006. One customer accounted for 12% and 14% of Superior’s sales for the three month periods ended June 30, 2005 and 2006, respectively. One customer accounted for 17% and 16% of Superior’s sales for the six months ended June 30, 2005 and 2006, respectively. This customer accounted for 15% of Superior’s receivables at December 31, 2005 and June 30, 2006. Eight customers accounted for 49% of accounts receivable at June 30, 2006.
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
     During the six months ended June 30, 2006, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     We are named as a defendant, from time to time, in litigation relating to our normal business operations. Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.
     Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no significant changes to our risk factors as set forth in our 2005 Form 10-K.
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

	Number of
	Affirmative		Number
Names	Votes	Against	Withheld
Mark A. Snyder	16,239,238	—	1,289,562
Anthony J. Mendicino	16,139,879	—	1,388,921

Following the annual meeting John A. Staley, IV, David E. Snyder, Charles C. Neal and David E. Wallace continued in their terms as directors.

The number of affirmative votes, the number of affirmative votes, negative votes and the number of abstentions with respect to the ratification of the appointment of Schneider Downs & Co., Inc. were as follows:

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

SUPERIOR WELL SERVICES, INC. Registrant
Dated: August 8, 2006	By:	/s/ David E. Wallace
David E. Wallace
Chief Executive Officer and Chairman of the Board of Directors

Dated: August 8, 2006	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk
Vice President and Chief Financial Officer

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Superior Well Services, Inc.’s Current Report on Form 8-K filed August 3, 2005).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Superior Well Services, Inc.’s Current Report on Form 8-K filed August 3, 2005).

4.1	Specimen Stock Certificate representing common stock (incorporated herein by reference to Exhibit 4.1 to Superior Well Services, Inc.’s Registration Statement on Form S-1/ A filed June 24, 2005).

4.3	Form of Restricted Stock Agreement for Employees without Employment Agreements (incorporated herein by reference to Exhibit 4.1 to Superior Well Services, Inc.’s Registration Statement on Form S-8 filed December 22, 2005).

4.4	Form of Restricted Stock Agreement for Executives with Employment Agreements (incorporated herein by reference to Exhibit 4.2 to Superior Well Services, Inc.’s Registration Statement on Form S-8 filed December 22, 2005).

4.5	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 4.3 to Superior Well Services, Inc.’s Registration Statement on Form S-8 filed December 22, 2005).

31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the June 30, 2006 Quarterly Report on Form 10-Q.

31.2*	Sarbanes-Oxley Section 302 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the June 30, 2006 Quarterly Report on Form 10-Q.

32.1*	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the June 30, 2006 Quarterly Report on Form 10-Q.

32.2*	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the June 30, 2006 Quarterly Report on Form 10-Q.

*	Filed herewith.