Form 10-Q
period 2006-09-30
Superior Well Services, INC
filed 2006-11-07
CIK 1323715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated file ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 6, 2006, 19,662,567 shares of common stock were outstanding.

SUPERIOR WELL SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2005	2006
	(in thousands, except per share data)
Current Assets:
Cash and cash equivalents	$10,765	$107
Trade accounts receivable, net of allowance of $134 and $697, respectively	23,381	41,223
Inventories	3,761	4,996
Prepaid expenses	1,157	1,129
Deferred income taxes	303	608

Total current assets	39,367	48,063

Property, Plant and Equipment:
Land	420	420
Building and improvements	1,842	2,619
Equipment and vehicles	84,184	130,460
Construction in progress	8,760	15,785

	95,206	149,284
Accumulated depreciation	(22,515)	(32,193)

Total property, plant and equipment, net	72,691	117,091
Intangible assets, net of accumulated amortization of $665 and $897, respectively	760	719
Deferred income taxes	—	439
Other assets	273	395

Total assets	$113,091	$166,707

Current Liabilities:
Accounts and construction payable	$7,737	$21,370
Income taxes payable	—	208
Current portion of long-term debt	179	374
401(k) plan contribution and withholding	911	1,221
Advance payments on servicing contracts	479	1,360
Accrued wages and health benefits	841	3,241
Accrued insurance payable	—	592
Other accrued liabilities	706	1,236

Total current liabilities	10,853	29,602

Long-term debt	1,258	9,631

Deferred income taxes	9,587	12,338

Stockholders’ Equity:
Common stock, voting, par $.01 per share, 70,000,000 shares authorized, 19,376,667 and 19,662,567 shares issued at December 31, 2005 and September 30, 2006, respectively	194	197
Additional paid-in capital	91,944	93,535
Retained (deficit) earnings	(745)	21,404

Total stockholders’ equity	91,393	115,136

Total liabilities and stockholders’ equity	$113,091	$166,707

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
		(in thousands, except per share data)
Revenue	$34,934	$67,205	$90,544	$169,481

Cost of revenue	24,051	45,152	62,835	114,592

Gross profit	10,883	22,053	27,709	54,889

Selling, general and administrative expenses	4,743	6,813	11,609	18,492

Operating income	6,140	15,240	16,100	36,397

Interest expense	169	77	552	164

Other income	246	1	285	192

Income before income taxes	6,217	15,164	15,833	36,425

Income taxes
Current	2,226	4,683	2,226	12,268
Deferred	8,634	1,119	8,634	2,008

	10,860	5,802	10,860	14,276

Net income (loss)	$(4,643)	$9,362	$4,973	$22,149

Earnings per common share:

Basic and fully diluted	$(0.24)	$0.48	$0.26	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Superior Well Services, Inc.
		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
	(in thousands)
BALANCE, DECEMBER 31, 2005	$194	$91,944	$(745)	$91,393

Net income	—	—	22,149	22,149

Restricted stock awards (Note 8)	3	286	—	289

Stock-based compensation (Note 8)	—	1,305	—	1,305

BALANCE, SEPTEMBER 30, 2006	$197	$93,535	$21,404	$115,136

The accompanying notes are an integral part of these consolidated financial statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Unaudited)

	Partnerships				Superior Well Services, Inc.
			Accumulated			Additional
	Partners’	Comprehensive	Comprehensive	Less: Notes	Common	Paid-in	Retained
	Capital	Income	Income (Loss)	Receivable	Stock	Capital	Deficit	Total
	(in thousands)
BALANCE, DECEMBER 31, 2004	$33,885	$—	$2	$(68)	$—	$—	$—	$33,819

Net income prior to reorganization (unaudited)	10,212	10,212						10,212
Unrealized losses on interest rate swaps (unaudited)		(2)	(2)					(2)

Total comprehensive income		$10,210

Distributions to partners (unaudited)	(13,719)							(13,719)

Collection of notes receivable (unaudited)				68				68

Reorganization effected through contribution of partnership interests to Superior Well Services, Inc. (unaudited)	(30,378)				141	30,237		—

Issuance of common stock in connection with initial public offering (unaudited)					53	61,520		61,573

Net (loss) after reorganization (unaudited)		$(5,239)					(5,239)	(5,239)

BALANCE, SEPTEMBER 30, 2005 (unaudited)	$—		$—	$—	$194	$91,757	$(5,239)	$86,712

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2005	2006
	(in thousands)
Cash flows from operations:
Net income	$4,973	$22,149
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	8,634	2,007
Depreciation and amortization	6,162	9,922
Stock-based compensation	—	1,305
Loss on disposal of equipment	—	30
Changes in assets and liabilities:
Trade accounts receivable	(13,877)	(17,842)
Inventory	(1,057)	(1,235)
Prepaid expenses and other assets	(205)	(285)
Accounts payable	2,607	10,654
Income taxes payable	2,226	208
401(k) plan contribution and withholding	(110)	310
Advance payments on servicing contracts	446	881
Accrued wages and health benefits	773	2,400
Accrued insurance payable	—	592
Other accrued liabilities	(45)	530

Net cash provided by operations	10,527	31,626

Cash flows from investing:
Expenditure for property, plant and equipment, net of construction payables	(26,628)	(51,141)
Expenditures for other assets	(88)	—
Notes receivable repayments	68	—

Net cash used in investing	(26,648)	(51,141)

Cash flows from financing:
Principal payments on long-term debt	(12,180)	(4,648)
Proceeds from long-term borrowings	720	13,216
Proceeds from notes payable	10,511	—
Payments on notes payable	(14,466)	—
Net proceeds from initial public offering	61,631	—
Issuance of restricted stock awards (Note 8)	—	289
Distributions to partners	(13,719)	—

Net cash provided by financing	32,497	8,857

Net increase (decrease) in cash and cash equivalents	16,376	(10,658)

Cash and cash equivalents, beginning of period	1,544	10,765

Cash and cash equivalents, end of period	$17,920	$107

Supplemental disclosure of cash flow data:
Interest paid	$552	$132
Income taxes paid	—	11,575
Non-cash transactions:
Equipment acquired through seller financed debt	—	450
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
     At September 30, 2006, the accompanying consolidated financial statements include the accounts of Superior and its wholly-owned subsidiaries Superior Well, Bradford and Superior GP. Superior Well and Bradford (the “Partnerships” or “Predecessor Companies”), prior to the effective date of the Contribution Agreement, were entities under common control arising from common direct or indirect ownership of each. The transfer of the Partnerships’ assets and liabilities to Superior (see Note 1) represented a reorganization of entities under common control and was accounted for at historical cost. The three and nine months ended September 30, 2005 include the combined operations for the Partnerships. Prior to the reorganization, the Partnerships were not subject to federal and state corporate income taxes.
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
     Trade Accounts Receivable
     Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly regional independent oil and gas companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account. For the three month periods ended September 30, 2005 and 2006, Superior recorded an increase in the allowance for doubtful accounts of $42,000 and $413,000, respectively. For the nine month periods ended September 30, 2005 and 2006, Superior recorded an increase in the allowance for doubtful accounts of $63,000 and $563,000, respectively.
     Property, Plant and Equipment
     Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements and range from 5 to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $1.9 million and $3.6 million for the three months ended September 30, 2005 and 2006, respectively. Depreciation expense, excluding intangible amortization, amounted to $5.9 million and $9.7 million for the nine months ended September 30, 2005 and 2006, respectively.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Insurance Expense
     Superior self-insures employee health insurance plan costs. The annual policy limitation is $125,000 of claims per employee with a maximum out-of-pocket exposure of $3.7 million. Aggregate claims exceeding the $3.7 million policy limit are paid by the insurer. The estimated costs of claims under this self-insurance program are accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims.
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
     Intangible Assets
     Superior’s intangible assets consist of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three month periods ended September 30, 2005 and 2006, Superior recorded amortization expense of $71,000 and $88,000, respectively. For the nine month periods ended September 30, 2005 and 2006, Superior recorded amortization expense of $214,000 and $232,000, respectively.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Concentration of Credit Risk
     Substantially all of our customers are engaged in the oil and natural gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. One customer accounted for 17% and 13% of our revenue for the three months ended September 30, 2005 and 2006, respectively. One customer accounted for 17% and 15% of our revenue for the nine months ended September 30, 2005 and 2006, respectively. At December 31, 2005 and September 30, 2006, one customer accounted for 15% and 9% and eight customers accounted for 46% and 33% of Superior’s accounts receivable.
     Stock Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. The three and nine months ended September 30, 2006 includes $435,000 and $1,305,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R.
     Weighted average shares outstanding
     The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations was 19,376,667 for the three and nine months ended September 30, 2006, respectively. Diluted per share information is calculated by also considering the impact of restricted common stock on the weighted average number of shares outstanding. The weighted average number of shares used in the fully diluted earnings per share computations was 19,376,667 for the three and nine months ended September 30, 2006, respectively.
     Although the restricted shares are considered legally issued and outstanding under the terms of the restricted stock agreement, they are still excluded from the computation of basic earnings per share. Once vested, the shares are included in basic earnings per share as of the vesting date. The Company includes unvested restricted stock with service conditions in the calculation of diluted earnings per share using the treasury stock method. Assumed proceeds under the treasury stock method would include unamortized compensation cost and potential windfall tax benefits. If dilutive, the stock is considered outstanding as of the grant date for diluted earnings per share computation purposes. If anti-dilutive, it would be excluded from the diluted earnings per share computation. The restricted shares were anti-dilutive for the three and nine months ended September 30, 2006.
     Reclassification
     Certain prior amounts have been reclassified to conform with 2006 presentation. We have regrouped certain repair and vehicle expenses associated with our shop operations, uniform cleaning expenses and maintenance expenses from “Selling, general and administrative expenses” into “Cost of revenue” in order to better segregate the expense items between those more closely related to serving our customers versus those expenses, which in nature are not directly related to servicing customers. The reclassifications had no impact on operating income for any of the periods presented.
     Recently Issued Guidance
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, which replaced APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions and makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. Additionally, SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on Superior’s Consolidated Financial Statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     In July 2006, The FASB issued Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006, FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes and requires companies to make disclosures about uncertain tax positions, including detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. The Company is currently evaluating the impact of FIN 48 on its financial statements.
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and related financial statement disclosures. This model is commonly referred to as a “dual-approach”. The adoption of SAB 108 is not expected to have an impact on Superior’s Consolidated Financial Statements.
3. Debt
     In October 2005, Superior entered into a revolving credit loan (“Working Capital Facility”) with its existing lending institution. The agreement provides for a $20 million revolving credit facility and matures in October 2008. Interest on the revolving credit facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. The loan is secured by Superior’s accounts receivable, inventory and equipment. The revolving credit loan requires the Company to maintain a maximum debt to EBITDA ratio and a minimum amount of adjusted net tangible worth, as defined under the credit agreement. At September 30, 2006, Superior had $8.3 million outstanding under the Working Capital Facility, $7.5 million of borrowing availability and was in compliance with its financial covenants. The weighted average interest rate for the three and nine months ended September 30, 2006 was 6.4%.
     In August 2006, Superior entered into a standby term loan (“Standby Term Facility”) with its existing lending institution. The Standby Term Facility provides an additional $30 million of borrowing capacity that can be used to finance equipment purchases. The Standby Term Facility matures in August 2008, at which time the outstanding aggregate principle balance under the Standby Term Facility will convert to a single amortizing 60 month term loan. Interest on the revolving credit facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. The Standby Term Facility contains leverage ratio and net worth covenants similar to those in the Working Capital Facility, as well as, a fixed charge coverage ratio covenant as specified in the Standby Term Facility. The Standby Term Facility is secured by the Company’s cash, investment property, accounts receivable, inventory, intangibles and equipment. At September 30, 2006, Superior had no outstanding borrowings under the Standby Term Facility, $30 million of borrowing availability and was in compliance with its financial covenants.
     Bradford had a $12.0 million mortgage note payable maturing in January 2010 that was repaid and terminated in August 2005. Interest on the mortgage note payable was at LIBOR plus 1.2%. The weighted average interest rate for the three and nine months ended September 30, 2005 was 4.1% and 4.1%.
     Bradford had a $9.5 million note payable maturing January 2011 that was repaid and terminated in August 2005. Obligations under the agreement were guaranteed by Superior Well and the former limited partners of Bradford. Interest on the note payable was at LIBOR plus 1%.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Long-term debt at December 31, 2005 and September 30, 2006 consisted of the following (amounts in thousands):

	2005	2006
Working Capital Facility due October 2008 with interest at LIBOR plus 1%, collateralized by accounts receivable, inventory and equipment	$—	$8,253
Notes payable to sellers with nominal interest rates due through December 2010, collateralized by specific buildings and equipment	292	221
Mortgage notes payable to a bank with interest at the bank’s prime lending rate minus 1%, payable in monthly installments of $7,111 plus interest through January 2019, collateralized by real property	1,145	1,081
Note payable to sellers with nominal interest rates due through September 2008, collateralized by equipment	—	450

	1,437	10,005
Less — Payments due within one year	179	374

Total	$1,258	$9,631

4. Income taxes
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
     The provision for income taxes is comprised of (amounts in thousands):

	September 30, 2006
	Three Months	Nine Months
	Ended	Ended
Current:
State and local	$576	$1,958
U.S. federal	4,107	10,310

Total current	4,683	12,268

Deferred:
State and local	199	356
U.S. federal	920	1,652

Total deferred	1,119	2,008

Provision for income tax expense	$5,802	$14,276

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     As discussed above, Superior recorded a net deferred tax liability of $8,577,000 related to the temporary differences that existed on the date of reorganization. Significant components of Superior’s deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,	September 30,
	2005	2006
Deferred tax assets:
Restricted stock	$—	$516
Accrued expenses and other	252	264
Allowance for doubtful accounts receivable	51	267

Total deferred tax assets	303	1,047

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(9,587)	(12,338)

Total deferred	(9,587)	(12,338)

Net deferred taxes	$(9,284)	$(11,291)

     A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows (amounts in thousands):

	September 30, 2006
	Three months	Nine months
	ended	ended
Income before income taxes	$15,164	$36,425
Statutory U.S. income tax rate	35%	35%

Tax expense using statutory U.S. income tax rate	5,307	12,749
State income taxes	504	1,504
Other	(9)	23

Income tax expense	$5,802	$14,276

Effective income tax rate	38%	39%

5. 401(k) Plan
     Superior Well has a defined contribution profit sharing/401(k) retirement plan (‘the “Plan’’) covering substantially all employees. Employees are eligible to participate after nine months of service. Under terms of the Plan, employees are entitled to contribute up to 15% of their compensation, within limitations prescribed by the Internal Revenue Code. Superior Well makes matching contributions of 25% of employee deferrals up to 12% of their compensation and may elect to make discretionary contributions to the Plan, all subject to vesting over a five-year period.
6. Related-Party Transactions
     Superior Well provides technical pumping services and down-hole surveying services to a customer owned by certain shareholders and directors of Superior. The total amounts of services provided to this affiliated party were $1,186,000 and $978,000 for the three month periods ended September 30, 2005 and 2006, respectively. The total amounts of services provided to this affiliated party were $2,587,000 and $5,264,000 for the nine month periods ended September 30, 2005 and 2006, respectively. The accounts receivable outstanding from the affiliated party were $366,000 and $326,000 for the periods ended December 31, 2005 and September 30, 2006, respectively.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain shareholders and directors of Superior. The total amounts paid to these affiliated parties were $2,049,000 and $658,000 for the three month periods ended September 30, 2005 and 2006, respectively. The total amounts paid to these affiliated parties were approximately $3,117,000 and $1,814,000 for the nine month periods ended September 30, 2005 and 2006, respectively. Superior Well had accounts payable to these affiliates of $173,000 and $10,000 at December 31, 2005 and September 30, 2006, respectively.
     Prior to Superior’s initial public offering in August 2005, administrative and management services were provided to Superior Well by affiliates that were owned by certain partners of Superior Well. The amounts paid to these affiliated entities were $469,000 for the nine months ended September 30, 2005. Following Superior’s initial public offering, Superior Well no longer requires these administrative and management services.
     Distributions were made to the former partners of Superior Well and Bradford amounting to approximately $13.7 million through September 30, 2005. A significant portion of the distributions was used to fund tax obligations as a result of partners being taxed on their proportionate share of the taxable income of Superior Well and Bradford.
     In February 2006, Superior discovered it had paid $305,000 in state income taxes in November 2005 with respect to the operations of Superior Well that related to periods prior to the time Superior acquired Superior Well from the partners of Superior Well in August 2005. These former partners included, among others, certain executive officers and directors of Superior. After review, the Audit Committee of the Superior’s Board of Directors determined that the contribution agreement under which Superior acquired Superior Wells from these former partners did not provide for the payment by Superior of such state tax payments that were incorrectly made by Superior. All of the former partners of Superior Well have since reimbursed Superior for the full amount of their respective portions of those state tax payments.
7. Commitments and Contingencies
     Minimum annual rental payments, principally for non-cancelable real estate and vehicle leases with terms in excess of one year, in effect at December 31, 2005, were as follows: 2006-$1,305,000; 2007-$1,111,000; 2008-$934,000; 2009-$527,000 and 2010-$153,000.
     Total rental expense charged to operations was approximately $255,000 and $478,000 for the three month periods ended September 30, 2005 and 2006, respectively. Total rental expense charged to operations was approximately $607,000 and $1,243,000 for the nine months ended September 30, 2005 and 2006, respectively.
     Superior had commitments of approximately $34.2 million and $46.6 million for capital expenditures as of December 31, 2005 and September 30, 2006.
     Superior is involved in various legal actions and claims arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of the operations or liquidity of Superior.
8. Stock Incentive Plan
     In July 2005, Superior adopted a stock incentive plan for its employees. The 2005 Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, phantom stock awards, performance awards, bonus stock awards or any combination of the foregoing to employees, directors and consultants. A maximum of 2,700,000 shares of common stock may be delivered pursuant to awards under the 2005 Stock Incentive Plan. The Compensation Committee of the Board of Directors, which is composed entirely of independent directors, determines all awards made pursuant to the 2005 Stock Incentive Plan.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     In January 2006, each of the non-employee directors of Superior were granted an award of 10,000 restricted shares of common stock in consideration of the unique obligations associated with being a director of a newly public company. The total non-employee director awards amounted to 50,000 shares. The award is subject to a service requirement that requires the director to continuously serve as a member of the Board of Directors of Superior from the date of grant through the number of years following the date of grant as set forth in the following schedule. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the following schedule:

Percentage of Total Number
Of Restricted Shares as to Which
Number of Full Years	Forfeiture Restrictions Lapse
Less than 1 year	0%
1 year	15%
2 years	30%
3 years	45%
4 years	60%
5 years or more	100%
     During 2006, certain officers and key employees of Superior were awarded 241,000 restricted shares of common stock, of which 5,000 shares have been forfeited. The officer awards amounted to 67,000 shares. The awards are subject to a service requirement that requires the individual to continuously serve as an employee of Superior from the date of grant through the number of years following the date of grant as set forth in the schedule above. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the schedule provided above.
     The weighted average market value per share of the restricted share awards at award date was $28.48. The market value of the awards was approximately $8.3 million, before the impact of income taxes. Superior is recognizing the expense in connection with the restricted share awards ratably over the five year vesting period. The common shares associated with the awards were issued in 2006.
     Effective January 1, 2006, Superior adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied.
     Compensation expense related to the 2005 Stock Incentive Plan was $435,000 and $1,305,000 for the three month period and nine months ended September 30, 2006, respectively.
9. Subsequent Event
     In October 2006, Superior purchased substantially all of the operating assets of Patterson Wireline, L.L.C. (“Patterson”) for approximately $8.7 million in cash. Patterson provides open hole and cased hole completion services. The operating assets include five cased hole trucks and four open hole trucks and various tools and logging systems that are compatible with Superior’s existing systems. Superior plans to retain all of Patterson’s 25 employees. The acquired operations will be integrated into Superior’s Rocky Mountain operations and expands its presence in Colorado and New Mexico.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006
Technical pumping services	$31,560	90.3%	$60,436	89.9%	$81,820	90.3%	$152,463	90.0%
Down-hole surveying services	3,374	9.7	6,769	10.1	8,724	9.7	17,018	10.0

Total revenue	$34,934	100.0%	$67,205	100.0%	$90,544	100.0%	$169,481	100.0%

     The following is a brief description of our services:
     Technical Pumping Services
     We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 58.7%, 10.1% and 21.1% of our revenue for the three month period ended September 30, 2006 and 57.9%, 10.9% and 21.2% of our revenue for the nine months ended September 30, 2006, respectively. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.
     Down-Hole Surveying Services
     We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 10.1% of our revenue for the three month period ended September 30, 2006 and 10.0% of our revenue for the nine months ended September 30, 2006. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.
     How We Generate Our Revenue
     The majority of our customers are regional, independent oil and natural gas companies. The primary factor influencing demand for our services by those customers is their level of drilling activity, which, in turn, depends primarily on current and anticipated future crude oil and natural gas commodity prices and production depletion rates.
     We generate revenue from our technical pumping services and down-hole surveying services by charging our customers a set-up charge plus an hourly rate based on the type of equipment used. The set-up charges and hourly rates are determined by a competitive bid process and depend upon the type of service to be performed, the equipment and personnel required for the particular job and the market conditions in the region in which the service is performed. Each job is given a base time allotment of six hours. We generally charge an increased hourly rate for each hour worked beyond the initial nine hour base time allotment. We also charge customers for the materials, such as stimulation fluids, cement and nitrogen, that we use in each job. Material charges include the cost of the materials plus a markup and are based on the actual quantity of materials used.
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
     Operating Income per Operating Region.
     We currently service customers in five operating regions through our 18 service centers. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania, Wooster, Ohio, Kimball and Buckhannon, West Virginia, Norton, Virginia and Gaylord, Michigan. Our Southeast region service centers are located in Cottondale, Alabama, Columbia, Mississippi and Bossier City, Louisiana. Our Mid-Continent region service centers are located in Hominy, Enid and Cleveland, Oklahoma and Van Buren, Arkansas. Our Southwest region service center located in Alvarado, Texas commenced operations in the third quarter of 2006. Our Rocky Mountain region service centers are located in Vernal, Utah, Farmington, New Mexico and Trinidad, Colorado. The Company opened the Farmington, New Mexico service center during the third quarter of 2006 and acquired the Colorado service center in October 2006 when it purchased the operating assets of Patterson Wireline, L.L.C., located in Trinidad, Colorado.
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
     The following table shows our revenue from each operating region, and their percentage of our total revenue, for the three and nine month periods ended September 30, 2005 and 2006 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Region	2005		2006		2005		2006
Appalachian	$19,297	55.2%	$31,620	47.0%	$50,762	56.1%	$84,167	49.7%
Southeast	8,954	25.6	16,530	24.6	24,338	26.9	42,745	25.2
Rocky Mountain	1,238	3.6	5,700	8.5	1,594	1.7	9,647	5.7
Mid-Continent	5,445	15.6	11,747	17.5	13,850	15.3	31,314	18.5
Southwest	—	—	1,608	2.4	—	—	1,608	0.9

Total	$34,934	100.0%	$67,205	100.0%	$90,544	100.0%	$169,481	100.0%

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
     To successfully execute our growth strategy, we will require access to capital on competitive terms to the extent that we do not generate sufficient cash from operations. We intend to finance future acquisitions primarily by using capacity available under our bank credit facility and equity or debt offerings or a combination of both. For a more detailed discussion of our capital resources, please read “– Liquidity and Capital Resources.”
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
     The following table and discussion that follows provide a comparison of our results of operations for the three and nine month periods ended September 30, 2005 and 2006 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Statement of Operations Data:
Revenues:
Technical pumping services	$31,560	$60,436	$81,820	$152,463
Down-hole surveying services	3,374	6,769	8,724	17,018

Total revenues	34,934	67,205	90,544	169,481

Expenses:
Cost of revenue	24,051	45,152	62,835	114,592
Selling, general and administrative	4,743	6,813	11,609	18,492

Total expense	28,794	51,965	74,444	133,084

Operating income	$6,140	$15,240	$16,100	$36,397

     Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Revenue.
     Revenue was $67.2 million for the three months ended September 30, 2006 compared to $34.9 million for the three months ended September 30, 2005, an increase of 92.4%. Approximately $24.3 million of this increase was attributable to an increase in the drilling activity of our customers in our existing locations. The remaining $8.0 million of our increase in revenue was attributable to our establishment of new service centers. Revenue by operating region increased in 2006 by $12.3 million, $7.6 million, $6.3 million, $4.5 million and $1.6 million in the Appalachian, Southeast, Mid-Continent, Rocky Mountain and Southwest operating regions, respectively.
     Revenue from our technical pumping services increased by approximately 91.5% to $60.4 million for the three months ended September 30, 2006 from $31.6 million for the three months ended September 30, 2005. Approximately $22.0 million of this increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $6.8 million of this increase was attributable to our establishment of new service centers. These new service centers are located in Virginia, Arkansas, New Mexico and Texas.
     Revenue from our down-hole surveying services increased approximately 100.6% to $6.8 million for the three months ended September 30, 2006 from $3.4 million for the three months ended September 30, 2005. Approximately $2.1 million of this increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $1.3 million was attributable to our establishment of new service centers. These new service centers are located in West Virginia and Oklahoma.
     Cost of Revenue.
     Cost of revenue includes the cost of materials, wages of supervisors and equipment operators, fuel, repair parts, travel expenses and depreciation expenses. Cost of revenue increased 87.7% to $45.2 million for the three months ended September 30, 2006 compared to $24.1 million for the three months ended September 30, 2005. Approximately $14.4 million of this increase was attributable to an increase in the drilling activity of our customers in our Appalachian, Southeast, Rocky Mountain and Mid-Continent operating regions. The remaining $6.7 million of our increase in cost of revenue was attributable to our establishment of new service centers. These new service centers are located in West Virginia, Virginia, Oklahoma, Arkansas, New Mexico and Texas. As a percentage of revenue, cost of revenue decreased to 67.2% for the three months ended September 30, 2006 from 68.8% for the three months ended September 30, 2005. This percentage decrease was primarily due to proportionately lower labor, material, fuel and depreciations expenses when compared to higher revenues that resulted from increased activity levels and customer pricing increases implemented in both January 2006 and August 2006. As a percentage of revenue, the portion of labor, material, fuel and depreciation expenses included as a cost of revenue decreased in 2006 by 1.5% to 63.8%. Labor, material, fuel, and depreciation in 2006 increased in the aggregate to $42.9 million. Aggregate labor, fuel and material expenses increased due to higher activity levels and cost increases. Aggregate depreciation expense increased due to increased capital expenditures.
     Selling, General and Administrative Expenses (SG&A).
     SG&A expenses include the wages and salaries of administrative, sales and maintenance personnel, as well as other general overhead costs not directly related to field operations, such as amortization expense. SG&A expenses were $6.8 million for the three months ended September 30, 2006 compared to $4.7 million for the three months ended September 30, 2005, an increase of 43.6%. The portion of labor expenses included in SG&A expenses increased $1.6 million to $4.0 million in 2006. Approximately $1.1 million of the labor expense increases related to the establishment of our new service centers in West Virginia, Virginia, Oklahoma, Arkansas, New Mexico and Texas. Labor related to our existing service centers increased $0.5 million. Labor expenses increased because we hired additional management, sales and administrative personnel to manage the growth in our operations. As a percentage of revenue, the portion of labor expenses included in SG&A expense decreased from 6.7% in 2005 to 5.9% in 2006. In addition, our general and administrative expenses have increased as a result of becoming a public company. Sarbanes-Oxley compliance expenses, insurance expenses and rental expenses for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005 increased $0.4 million.
     Operating Income.
     Operating income was $15.2 million for the three month period ended September 30, 2006 compared to $6.1 million for the three month period ended September 30, 2005, an increase of 148.2%. The primary reason for this increase was the increase in drilling activity by our customers in our Appalachian, Southeast, Rocky Mountain and Mid-Continent operating regions, coupled with the opening of new service centers. Operating income (loss) in the Appalachian, Southeast, Mid-Continent, Rocky Mountain and Southwest regions increased/(decreased) $5.4 million, $3.2 million, $1.3 million, $0.4 million and ($1.2) million. Approximately $0.2 million of the operating loss was related to the establishment of our new service centers in West Virginia, Virginia, Oklahoma, Arkansas, Texas and New Mexico. The New Mexico and Texas service centers opened late in the third quarter of 2006 and represented $1.6 million of the operating loss associated with the new centers. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. These increases in operating income were partially offset by the increases in our cost of revenue and SG&A expenses as described above. EBITDA increased to $19.0 million in the three months ended September 30, 2006 from $8.4 million for the three months ended September 30, 2005. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see ‘‘Non-GAAP Accounting Measures.’’ Net income increased from a net loss of $4.6 million for the three month period ended September 30, 2005 to net income of $9.4 million for the three month period ended September 30, 2006. As indicated in footnote 2 in the notes to the financial statements, the conveyance of the Partnerships to Superior in 2005 represented a reorganization of entities under common control. Prior to becoming wholly-owned subsidiaries of Superior, the Partnerships were not taxable entities for federal or state income tax purposes and, accordingly, were not subject to federal or state corporate income taxes. At the date of reorganization, Superior recorded a non-cash adjustment of $8.6 million to record the deferred tax asset and liabilities arising from the differences in the financial statement and tax bases of assets and liabilities that existed at that time.

     Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Revenue.
     Revenue was $169.5 million for the nine months ended September 30, 2006, compared to $90.5 million for the nine months ended September 30, 2005, an increase of 87.2%. Approximately $65.9 million of this increase was attributable to an increase in the drilling activity of our customers in our existing locations. The remaining $13.1 million of our increase in revenue was attributable to our establishment of new service centers. Revenue by operating region increased in 2006 by $33.4 million, $18.4 million, $17.5 million, $8.1 million and $1.6 million in the Appalachian, Southeast, Mid-Continent, Rocky Mountain and Southwest operating regions, respectively.
     Revenue from our technical pumping services increased by approximately 86.3% to $152.5 million for the nine months ended September 30, 2006 from $81.8 million for the nine months ended September 30, 2005. Approximately $59.0 million of this increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $11.7 million of this increase was attributable to our establishment of new service centers. These new service centers are comprised of locations in Virginia, Arkansas, New Mexico and Texas.
     Revenue from our down-hole surveying services increased approximately 95.1% to $17.0 million for the nine months ended September 30, 2006 from $8.7 million for the three months ended September 30, 2005. Approximately $6.3 million of this increase was attributable to an increase in the drilling activity of our existing and new customers in our Appalachian, Southeast and Mid-Continent operating regions. The remaining $2.0 million was attributable to our establishment of new service centers. These new centers are comprised of locations in West Virginia and Oklahoma.
     Cost of Revenue.
     Cost of revenue increased 82.4% to $114.6 million for the nine months ended September 30, 2006 compared to $62.8 million for the nine months ended September 30, 2005. Approximately $40.9 million of this increase was attributable to an increase in the number of jobs completed in response to the increased drilling activity of our customers in our Appalachian, Southeast, Rocky Mountain and Mid-Continent operating regions. The remaining $10.9 million of our increase in cost of revenue was attributable to our establishment of new service centers. These new service centers are located in West Virginia, Virginia, Oklahoma, Arkansas, New Mexico and Texas. As a percentage of revenue, cost of revenue decreased to 67.6% for the nine months ended September 30, 2006 from 69.4% for the nine months ended September 30, 2005. This percentage decrease was primarily due to proportionately lower labor, material, fuel and depreciations expenses when compared to higher revenues that resulted from increased activity levels and customer pricing increases implemented in both January 2006 and August 2006. As a percentage of revenue, the portion of labor, material, fuel and depreciation expenses included as a cost of revenue decreased in 2006 by 1.5% to 64.3%. Labor, material, fuel, and depreciation in 2006 increased in the aggregate to $109.0 million. Aggregate labor, fuel and material expenses increased due to higher activity levels and cost increases. Aggregate depreciation expense increased due to increased capital expenditures.
     Selling, General and Administrative Expenses.
     SG&A expenses include the wages and salaries of administrative, sales and maintenance personnel, as well as other general overhead costs not directly related to field operations, such as amortization expense. SG&A expenses were $18.5 million for the nine months ended September 30, 2006 compared to $11.6 million for the nine months ended September 30, 2005, an increase of 59.3%. The portion of labor expenses included in SG&A expenses increased $4.3 million to $10.4 million in 2006. Approximately $1.1 million of the labor expense increases related to the establishment of our new service centers currently operating in West Virginia, Virginia, Oklahoma and Arkansas, New Mexico and Texas. Labor related to our existing service centers increased $3.2 million. Labor expenses increased because we hired additional management, sales and administrative personnel to manage the growth in our operations. As a percentage of revenue, the portion of labor expenses included in SG&A expense decreased from 6.8% in 2005 to 6.2% in 2006. In addition, our general and administrative expenses have increased as a result of becoming a public company. Sarbanes-Oxley compliance expenses, legal and professional expenses and director expenses for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005 increased $0.4 million, $0.3 million and $0.2 million, respectively. Furthermore, franchise/sales taxes, rent, advertising and office expenses for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005 increased $1.6 million.
     Operating Income.
     Operating income was $36.4 million for the nine month period ended September 30, 2006 compared to $16.1 million for the nine month period ended September 30, 2005, an increase of 126.1%. The primary reason for this increase was the increase in drilling activity by our customers in our Appalachian, Southeast, Rocky Mountain and Mid-Continent operating regions, coupled with the opening of new service centers. Operating income (loss) in the Appalachian, Southeast, Mid-Continent, Rocky Mountain and Southwest regions increased/(decreased) $11.3 million, $7.5 million, $2.9 million, $0.4 million and ($1.8) million. Approximately $0.4 million of the operating loss was related to the establishment of our new service centers in West Virginia, Virginia, Oklahoma, Arkansas, Texas and New Mexico. The New Mexico and Texas service centers opened late in the third quarter of 2006 and represented $2.4 million of the operating loss associated with the new centers. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. These increases in operating income were partially offset by the increases in our cost of revenue and SG&A expenses as described above. EBITDA increased $24.0 million in the nine months ended September 30, 2006 to $46.5 million. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see ‘‘Non-GAAP Accounting Measures.’’ Net income increased $17.2 million for the nine month period ended September 30, 2005 to $22.1 million for the nine month period ended September 30, 2006. Prior to the reorganization, the Partnerships were not subject to federal and state corporate income taxes. As indicated in footnote 2 in the notes to the financial statements, the conveyance of the Partnerships to Superior in 2005 represented a reorganization of entities under common control. Prior to becoming wholly-owned subsidiaries of Superior, the Partnerships were not taxable entities for federal or state income tax purposes and, accordingly, were not subject to federal or state corporate income taxes. At the date of reorganization, Superior recorded a non-cash adjustment of $8.6 million to record the deferred tax asset and liabilities arising from the differences in the financial statement and tax bases of assets and liabilities that existed at that time.
Items Impacting Comparability of Our Financial Results
     Our historical results of operations for the periods presented may not be comparable to our results of operations in the future for the reasons discussed below.
     Changes in Our Legal Structure.
     Prior to our initial public offering in August 2005, our operations were conducted by two separate operating partnerships under common control, Superior Well Services, Ltd. and Bradford Resources, Ltd. Pursuant to a contribution agreement among Superior Well Services, Inc. and the former partners of these two operating partnerships, the operations of these two partnerships were combined under a holding company structure immediately prior to the closing of our initial public offering. Superior Well Services, Inc. serves as the parent holding company for this structure. Following the closing of the contribution agreement and our initial public offering as discussed in Note 1 to the financial statements, we began to report our results of operations and financial condition as a corporation on a consolidated basis, rather than as two operating partnerships on a combined basis.
     Historically, we did not incur income taxes because our operations were conducted by two separate operating partnerships that were not subject to income tax. The historical combined financial statements of Superior Well Services, Ltd. and Bradford Resources, Ltd., however, include a pro forma adjustment for income taxes calculated at the statutory rate resulting in a pro forma net income adjusted for income taxes. Historically, partnership capital distributions were made to the former partners of our operating partnerships to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnerships’ taxable income. As a consequence of our change in structure, we recognized deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. As of September 30, 2006, the net deferred tax liability was approximately $11.3 million, resulting primarily from accelerated depreciation. Following our initial public offering, we incur income taxes under our new holding company structure, and our consolidated financial statements reflect the actual impact of income taxes.

     Public Company Expenses.
     Our general and administrative expenses have increased as a result of becoming a public company following our initial public offering. We currently anticipate that our total annual general and administrative expenses will increase by approximately $2.0 – 2.5 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase will be due to the cost of tax return preparations, accounting support services, Sarbanes-Oxley compliance expenses, filing annual and quarterly reports with the SEC, investor relations, directors’ fees, directors’ and officers’ insurance and registrar and transfer agent fees. Our consolidated financial statements will reflect the impact of these increased expenses and affect the comparability of our financial statements with periods prior to the completion of our initial public offering.
     Non-cash compensation expense.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. The three month period and nine months ended September 30, 2006 includes $435,000 and $1,305,000 additional compensation expense as a result of the adoption of SFAS 123R.
Liquidity and Capital Resources
     Prior to the completion of our initial public offering, cash generated from operations, borrowings under our existing credit facilities and funds from partner contributions have been our primary sources of liquidity. Following completion of our initial public offering, we rely on cash generated from operations, future public equity and debt offerings and borrowings under our new revolving credit facility to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At September 30, 2006, we had $107,000 of cash and cash equivalents and $37.5 million of availability under its bank facilities which can be used for planned capital expenditures and to make acquisitions.
     Financial Condition and Cash Flows
     Financial Condition.
     Working capital totaled $18.5 million at September 30, 2006 compared to $28.5 million at December 31, 2005. The decrease was primarily due to a decrease in cash of $10.7 million. Cash decreased due principally to $51.1 million paid for capital expenditures, which exceeded the $31.6 million in net cash provided by operations. Additionally, we increased bank borrowings during 2006 by $8.3 million to finance capital expansion.
     Cash flows from operations.
     Net cash provided by operating activities increased from $10.5 million for the nine months ended September 30, 2005 to $31.6 million for the nine months ended September 30, 2006. The 2006 increases are primarily due to higher net income, depreciation, deferred income taxes and non-cash stock based compensation, which are partially offset by changes in working capital. Working capital decreased by $10.1 million from December 31, 2005 amounts.
     Changes in the components of working capital for the nine month period ended September 30, 2006 include an increases in accounts payable, advance payments on servicing contracts, other accrued liabilities and accrued insurance payable of $10.7 million, $0.9 million, $0.5 million and $0.6 million, respectively. Accounts payable increased due to increased revenue activity. Advance payments on servicing contracts, other accrued liabilities and accrued insurance payable increased due to the timing of expenditures. In addition, accrued wages and health benefits increased due to growth in our employee headcount as a result of service center expansions. Higher revenue producing activities for the nine months ended September 30, 2006 caused accounts receivable and inventory to increase $17.8 million and $1.2 million, respectively.

     Cash flows used in investing activities.
     Net cash used in investing activities increased from $26.6 million for the nine months ended September 30, 2005 to $51.1 million for the nine months ended September 30, 2006. The increase was due to higher amounts of capital expenditures. Capital spending increased due to the opening of new service centers, as well as the addition of equipment at existing locations.
     Cash flows from financing activities.
     Net cash provided by financing activities decreased from $32.5 million for the nine months ended September 30, 2005 to $8.9 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, we increased our bank borrowing by $8.3 million to finance capital expenditures. During the nine months ended September 30, 2005 we completed its initial public offering for net proceeds of approximately $61.6 million and repaid $26.6 million of credit facility and notes payable borrowings. Additionally, Superior distributed $13.7 million in 2005 to the former partners of Superior Well and Bradford to fund tax obligations as a result of the partners being taxed on their proportionate share of taxable income of Superior Well and Bradford.
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
     We continually monitor new advances in pumping equipment and down-hole technology and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. For the nine months ended September 30, 2006, we made capital expenditures of approximately $54.1 million to primarily purchase and upgrade our technical pumping and down-hole surveying equipment. This equipment allows us to deploy additional service crews. Our current 2006 capital expenditure budget includes twenty-two 2,250 horsepower fracturing pump trucks, three 100 barrel-per-minute blenders, several additional nitrogen, cement and fracturing pump trucks and other items of equipment that complement our existing assets. We also plan to continue to focus on expanding our ability to provide stimulation services for high-pressure wells, with approximately two-thirds of our planned 2006 capital expenditures budgeted for high-pressure equipment. Our 2007 capital expenditure budget is estimated to range between $80-85 million.
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
     Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 30, 2006 or December 31, 2005.
     Description of Our Indebtedness
     We used the proceeds from our initial public offering to repay all amounts outstanding under our credit facilities and terms note payable. In October 2005, Superior and its subsidiaries entered into a Working Capital Facility with its existing lending institution. The agreement provides for a $20.0 million revolving credit facility and matures in October 2008. Interest on the revolving credit facility will be at LIBOR plus a spread of 1.00% to 1.25%, based upon certain financial ratios. The loan is secured by Superior’s accounts receivable, inventory and equipment. At September 30, 2006, we had $8.3 million of borrowings under our revolving credit loan, $7.5 million of borrowing availability and was in compliance with its financial covenants.
     In August 2006, Superior entered into a standby term loan with its existing lending institution. The Standby Term Facility provides an additional $30 million of borrowing capacity that can be used to finance equipment purchases. The Standby Term Facility matures in August 2008, at which time the outstanding aggregate principle balance under the Standby Term Facility will convert to a single amortizing 60 month term loan. Interest on the revolving credit facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. The Standby Term Facility contains leverage ratio and net worth covenants similar to those in the Working Capital Facility, as well as, a fixed charge coverage ratio covenant as specified in the Standby Term Facility. The Standby Term Facility is secured by the Company’s cash, investment property, accounts receivable, inventory, intangibles and equipment. At September 30, 2006, Superior had no outstanding borrowings under the Standby Term Facility, $30 million of borrowing availability and was in compliance with its financial covenants.
     We have $1.8 million of other indebtedness, collateralized by specific buildings and equipment. See Note 3 to the financials for more information on our other indebtedness.
Recent Accounting Pronouncements
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions and makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. Additionally, SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on our Consolidated Financial Statements.
     In July 2006, The FASB issued Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006, FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes and requires companies to make disclosures about uncertain tax positions, including detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. The Company is currently evaluating the impact of FIN 48 on its financial statements.
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and related financial statement disclosures. This model is commonly referred to as a “dual-approach”. The adoption of SAB 108 is not expected to have an impact on Superior’s Consolidated Financial Statements.
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
     Intangible Assets
     Our intangible assets consist of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three month periods ended September 30, 2005 and 2006, we recorded amortization expense of $71,000 and $88,000, respectively. For the nine month periods ended September 30, 2005 and 2006, we recorded amortization expense of $214,000 and $232,000, respectively.
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
     We maintain an insurance policy that covers claims in excess of $125,000 per employee with a maximum out-of-pocket claim liability of $3.7 million. Aggregate claims exceeding the $3.7 million policy limit are paid by the insurer.

     Stock Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied.
Non-GAAP Accounting Measures
     We define EBITDA as net income before interest expense, income tax expense and depreciation and amortization expense. Our management uses EBITDA:
•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	to assess compliance with financial ratios and covenants included in credit facilities;

•	in communications with lenders concerning our financial performance; and

•	to evaluate the viability of potential acquisitions and overall rates of return.
     The following table presents a reconciliation of EBITDA with our net income for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Reconciliation of EBITDA to Net Income:
Net income (loss)	$(4,643)	$9,362	$4,973	$22,149
Income tax expense	10,860	5,802	10,860	14,276
Interest expense	169	77	552	164
Depreciation and amortization	2,005	3,733	6,162	9,922

EBITDA	$8,391	$18,974	$22,547	$46,511

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
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our new credit facility established in October 2005, which has a variable interest rate based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of September 30, 2006 would result in interest expense, and a corresponding decrease in net income, of approximately $0.1 million annually.
     Concentration of Credit Risk. Substantially all of our customers are engaged in the oil and natural gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Eight customers accounted for 47% and 48% of our revenue for the nine month periods ended September 30, 2005 and 2006, respectively. One customer accounted for 17% and 13% of our sales for the three month periods ended September 30, 2005 and 2006, respectively. One customer accounted for 17% and 15% of our sales for the nine months ended September 30, 2005 and 2006, respectively. This customer accounted for 15% and 9% of our receivables at December 31, 2005 and September 30, 2006. Eight customers accounted for 33% of accounts receivable at September 30, 2006.
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
     During the nine months ended September 30, 2006, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on May 3, 2006 (1) to elect two Class I members of the Board of Directors to serve for three-year terms; (2) to ratify the appointment of Schneider Downs & Co., Inc. as independent accountants for the year ended December 31, 2006. The two Class I directors who were so elected were Mark A. Snyder and Anthony J. Mendicino. The number of affirmative votes, negative votes and the number of votes withheld for the directors so elected were:

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

SUPERIOR WELL SERVICES, INC. Registrant
Dated: November 7, 2006	By:	/s/ David E. Wallace
David E. Wallace
Chief Executive Officer and Chairman of the Board of Directors

Dated: November 7, 2006	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk
Vice President and Chief Financial Officer

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Superior Well Services, Inc.’s Current Report on Form 8-K filed August 3, 2005).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Superior Well Services, Inc.’s Current Report on Form 8-K filed August 3, 2005).

4.1	Specimen Stock Certificate representing common stock (incorporated herein by reference to Exhibit 4.1 to Superior Well Services, Inc.’s Registration Statement on Form S-1/ A filed June 24, 2005).

4.3	Form of Restricted Stock Agreement for Employees without Employment Agreements (incorporated herein by reference to Exhibit 4.1 to Superior Well Services, Inc.’s Registration Statement on Form S-8 filed December 22, 2005).

4.4	Form of Restricted Stock Agreement for Executives with Employment Agreements (incorporated herein by reference to Exhibit 4.2 to Superior Well Services, Inc.’s Registration Statement on Form S-8 filed December 22, 2005).

4.5	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 4.3 to Superior Well Services, Inc.’s Registration Statement on Form S-8 filed December 22, 2005).

31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the September 30, 2006 Quarterly Report on Form 10-Q.

31.2*	Sarbanes-Oxley Section 302 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the September 30, 2006 Quarterly Report on Form 10-Q.

32.1*	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the September 30, 2006 Quarterly Report on Form 10-Q.

32.2*	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the September 30, 2006 Quarterly Report on Form 10-Q.

*	Filed herewith.