Form 10-K
period 2006-12-31
Superior Well Services, INC
filed 2007-03-09
CIK 1323715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
(Zip Code)

(Registrant’s telephone number, including area code) (724) 465-8904

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, $.01 par value (Title of class)	The NASDAQ Stock Market LLC (Exchange)

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

Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of December 31, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $304,481,327 based on the closing sale price as reported on the The NASDAQ Stock Market LLC.

As of March 6, 2007, there were outstanding 23,346,082 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2007 annual meeting of shareholders are incorporated by reference in Part III.

SUPERIOR WELL SERVICES, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

Our Company

We are a Delaware corporation formed in 2005 to serve as the parent holding company for an oilfield services business operating under the Superior Well Services name since 1997. In August 2005, we completed our initial public offering of 6,460,000 shares of common stock at a price of $13.00 per share and in December 2006 we completed a follow-on offering of 3,690,000 shares of common stock at a price of $25.50 per share.

We provide a wide range of wellsite solutions to oil and natural gas companies, primarily technical pumping services and down-hole surveying services. We focus on offering technologically advanced equipment and services at competitive prices, which we believe allows us to successfully compete against both major oilfield services companies and smaller, independent service providers.

We identify and pursue opportunities in markets where we can capitalize on our competitive advantages to establish a significant market presence. Since 1997, our operations have expanded from two service centers in the Appalachian region to 19 service centers providing coverage across 38 states. Our customer base has grown from 89 customers in 1999 to over 1,200 customers today. The majority of our customers are regional, independent oil and natural gas companies. We serve these customers in key markets in many of the active domestic oil and natural gas producing regions, including the Appalachian, Mid-Continent, Rocky Mountain, Southeast and Southwest regions of the United States. Historically, our expansion strategy has been to establish new service centers as our customers expand their operations into new markets. Once we establish a service center in a new market, we seek to expand our operations at that service center by attracting new customers and experienced local personnel. We commenced operations at our three newest service centers during the third and fourth quarters of 2006. The new service center in the Southwest region is located in Alvarado, Texas, and the two new service centers in the Rocky Mountain region are located in Farmington, New Mexico and Trinidad, Colorado.

Since our inception, we have also completed several selective acquisitions, including our June 2006 acquisition of assets and personnel of Petitt Wireline, Inc., which expanded our operations in Oklahoma, and our October 2006 acquisition of the operating assets of Patterson Wireline, L.L.C., which expanded our operations in the Rocky Mountain region. Today, we operate through our 19 service centers located in Pennsylvania, Alabama, West Virginia, Virginia, Mississippi, Texas, New Mexico, Ohio, Oklahoma, Utah, Louisiana, Michigan, Arkansas and Colorado.

Recent Developments

In February 2007, we purchased substantially all the operating assets of ELI Wireline Services, Inc. (“ELI”) for approximately $7.9 million in cash. ELI provides open hole services and cased hole completion services. The operating assets include three cased hole trucks, three open hole trucks, two cavern storage logging units with sonar calipers and various tools and logging systems that are compatible with our existing systems. The acquired assets will be integrated into our Mid-Continent operations and will expand our presence in Kansas, Oklahoma and Nebraska.

Our Services and Products

Technical Pumping Services

We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 58.4%, 10.4% and 21.0% of our revenue for the year ended December 31, 2006 and 55.3%, 13.4% and 21.8% of our revenue for the year ended December 31, 2005, respectively. As of December 31, 2006, we owned a fleet of 558 commercial vehicles through which we provided our technical pumping services.

Stimulation Services.  Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. Fracturing services are performed to enhance the production of oil and natural gas from formations with low permeability, which restricts the natural flow of the formation. The fracturing process consists of pumping a fluid gel into a cased well at sufficient pressure to fracture the formation. A proppant, typically sand, which is suspended in the gel is pumped into the fracture to prop it open. The size of a fracturing job is generally expressed in terms of pounds of proppant. The main pieces of equipment used in the fracturing process are the blender, which blends the proppant into the fracturing fluid, and the pumping unit, which is capable of pumping significant volumes at high pressures. Our fracturing pump units and blenders are capable of pumping slurries at pressures of up to 10,000 psi and at rates of up to 130 barrels per minute.

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

Our fluid technology expertise and specialized equipment has enabled us to provide stimulation services with relatively high pressures (8,000 to 10,000 psi) that many of our smaller independent competitors currently do not offer. For these higher pressure projects, we typically arrange with third-party, independent laboratories to optimize and verify our fluid composition as part of our pre-job approval process. As of December 31, 2006, we had 23 stimulation crews of approximately six to 20 employees each and a fleet of 392 vehicles that includes high-tech, customized pump trucks, blenders and frac vans for use in our fluid-based stimulation services. We provide basic stimulation services from fourteen different service centers: Black Lick, Pennsylvania; Bradford, Pennsylvania; Mercer, Pennsylvania; Norton, Virginia; Kimball, West Virginia; Columbia, Mississippi; Cleveland, Oklahoma; Vernal, Utah; Cottondale, Alabama; Gaylord, Michigan; Van Buren, Arkansas; Alvardo, Texas; Farmington, New Mexico; and Bossier City, Louisiana.

Nitrogen Services.  In addition to our fluid-based stimulation services, we also use nitrogen, an inert gas, to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue in 2006. Our customers use foam-based nitrogen stimulation when the use of fluid-based fracturing or acidizing could result in damage to oil and natural gas producing zones or in low pressure zones where such fluid-based treatment would not be effective. Liquid nitrogen is transported to the jobsite in truck mounted insulated storage vessels. The liquid nitrogen is then pumped under pressure via a high pressure pump into a heat exchanger, which converts the liquid to a gas at the desired discharge temperature. In addition, we use nitrogen to foam cement slurries and to purge and test pipelines, boilers and pressure vessels.

As of December 31, 2006, we had eight nitrogen crews of approximately three to four employees each and a fleet of 26 nitrogen pump trucks and 22 nitrogen transport vehicles. We provide nitrogen services from our Mercer, Pennsylvania; Cleveland, Oklahoma; Gaylord, Michigan; Kimball, West Virginia; Norton, Virginia; Farmington, New Mexico; and Cottondale, Alabama service centers.

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

Once blended, this cement slurry is pumped through the well casing into the void between the casing and the bore hole. There are a number of specific applications for cementing services. The principal application is the cementing behind the casing pipe and the wellbore during the drilling and completion phase of a well. This is known as primary cementing. Primary cementing is performed to (1) isolate fluids between the casing and productive formations and other formations that would damage the productivity of hydrocarbon producing zones or damage the quality of freshwater aquifers, (2) seal the casing from corrosive formation fluids and (3) provide structural support for the casing string. Cementing services are also used when recompleting wells from one producing zone to another and when plugging and abandoning wells.

As a complement to our cementing services, we also sell casing attachments such as baffle plates, centralizers, float shoes, guide shoes, formation packer shoes, rubber plugs and wooden plugs. After installation on the tubular being cemented, casing attachments are used to achieve the correct placement of cement slurries in the wellbore. Accordingly, our casing attachments are complementary to, and often bundled with, our cementing services as customers prefer the convenience and efficiencies of sourcing from a single provider. Sales of casing attachments accounted for approximately 1% of our total revenue in 2006.

As of December 31, 2006, we had 45 cementing crews of approximately three to four employees each and a fleet of 118 cement trucks. We provide cementing services from thirteen different service centers: Black Lick, Pennsylvania; Bradford, Pennsylvania; Kimball, West Virginia; Cleveland, Oklahoma; Columbia, Mississippi; Cottondale, Alabama; Gaylord, Michigan; Van Buren, Arkansas; Vernal, Utah; Alvarado, Texas; Norton, Virginia; Farmington, New Mexico; and Bossier City, Louisiana.

Down-Hole Surveying Services

We offer two types of down-hole surveying services — logging and perforating. As of December 31, 2006, we owned a fleet of 81 logging and perforating trucks and cranes through which we provided our down-hole surveying services.

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

Logging Services.  Our logging services involve the gathering of down-hole information to identify various characteristics of the down-hole rock formations, casing cement bond and mechanical integrity. We lower specialized tools into a wellbore from a truck on an armored electro-mechanical cable, or wireline. These tools communicate across the cable with a truck mounted acquisition unit at the surface that contains considerable instrumentation and computer equipment. The specialized, down-hole tools transmit data to the surface computer, which charts and records down-hole information, that details various characteristics about the formation or zone to be produced, such as rock type, porosity, permeability and the presence of hydrocarbons. As of December 31, 2006, we had 17 logging crews of approximately two to three employees each and 17 logging trucks and cranes. We provide logging services from eight different service centers: Buckhannon and Kimball, West Virginia; Wooster, Ohio; Bradford, Pennsylvania; and Black Lick, Pennsylvania; Cottondale, Alabama; Hominy, Oklahoma; and Trinidad, Colorado.

Perforating Services.  We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone. Perforating creates a short path between the oil or natural gas reservoir and the wellbore that enables the production of hydrocarbons. In addition, we perform workover services aimed at improving the production rate of existing oil and natural gas wells and by perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted. As of December 31, 2006, we had 24 perforating crews of approximately two to four employees each and 64 perforating trucks and cranes. We provide perforating services from nine different service centers: Wooster, Ohio; Mercer and Black Lick, Pennsylvania; Buckhannon and Kimball, West Virginia; Cottondale, Alabama; Enid and Hominy, Oklahoma; and Trinidad, Colorado.

Competition

Our competition includes small and mid-size independent contractors as well as major oilfield services companies with international operations. We compete with Halliburton Company, Schlumberger Limited, BJ Services Company, RPC, Inc., Weatherford International Ltd., Key Energy Services, Inc. and a number of smaller independent competitors for our technical pumping services. We compete with Schlumberger Limited, Halliburton Company, Weatherford International Ltd., Baker Hughes Incorporated and a number of smaller independent competitors for our down-hole surveying services. We believe that the principal competitive factors in the market areas that we serve are price, product and service quality, availability of crews and equipment and technical proficiency.

Customers and Markets

We serve numerous major and independent oil and natural gas companies that are active in our core areas of operations.

The majority of our customers are regional, independent oil and natural gas companies. The following table shows the growth and increasing geographic diversity of our revenue through December 31, 2006:

		2004		2005(1)		2006(2)
		Percent of		Percent of	Percent of		Percent of
Region	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue

Appalachian		$48,433	63.7%	$71,695	54.4%	$118,943	48.6%
Southeast		21,099	27.8	34,274	26.0	58,491	23.9
Southwest		—	—	—	—	6,832	2.8
Mid-Continent		6,509	8.5	21,073	16.0	43,566	17.8
Rocky Mountain		—	—	4,691	3.6	16,794	6.9

Total		$76,041	100%	$131,733	100%	$244,626	100%

(1)	We commenced operations in the Rocky Mountain region in the first quarter of 2005 by establishing a service center in Vernal, Utah. We expanded our operations in the Appalachian and the Southeast regions in the second quarter of 2005 by establishing service centers in Gaylord, Michigan and Bossier City, Louisiana, respectively. In the fourth quarter of 2005, we expanded our operations in the Mid-Continent region by establishing a service center in Van Buren, Arkansas.

(2)	We expanded the Appalachian region by establishing service centers in Buckhannon, West Virginia and Norton, Virginia during the first and second quarters of 2006, respectively. We expanded the Rocky Mountain and Southwest regions in the third quarter of 2006 by establishing service centers in Farmington, New Mexico and Alvarado, Texas, respectively.

During 2006, we provided services to over 1,200 customers, with our top five customers comprising approximately 38.0% of our total revenue. The following table shows information regarding our top five customers in 2006:

Customer	Length of Relationship	% of 2006 Revenue

Atlas America, Inc.(1)	8 years	14.2%
Cheasapeake Energy Corp(2)	3 years	12.0%
CDX Gas, LLC(3)	5 years	4.3%
Geomet Operating Company(4)	5 years	3.9%
CNX Gas Company, LLC(5)	5 years	3.6%

(1)	We service Atlas America, Inc. from our Appalachian region service centers.

(2)	We service Chesapeake Energy Corp. from our Appalachian, Mid-Continent, Southwest and Southeast region service centers.

(3)	We service CDX Gas, LLC from our Southeast region, Mid-Continent region and Appalachian region service centers.

(4)	We service Geomet Operating Company from our Southeast region and Appalachian region service centers.

(5)	We service CNX Gas Company, LLC from our Appalachian region service centers.

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

	Length of Relationship	% of 2006 Purchases
Raw Materials	with Largest Supplier	with Largest Supplier

Fracturing Sand	9 years	12.7%
Nitrogen	7 years	11.5%
Fracturing and Cementing Chemicals	9 years	9.8%
Cement	9 years	6.0%

We purchase the equipment used in our technical pumping services, such as pumpers, blenders, engines and chassis, from various third party suppliers, as shown in the table below:

	Length of Relationship	% of 2006 Purchases
Equipment	with Largest Supplier	with Largest Supplier

Blenders	9 years	9.1%
Frac Trailers	3 years	8.1%
Truck Chassis	9 years	5.2%

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

We maintain insurance coverage of types and amounts that we believe to be customary in the industry, but we are not fully insured against all risks, either because insurance is not available or because of the high premium costs. The insurance coverage that we maintain includes employer’s liability, pollution, cargo, umbrella, comprehensive commercial general liability, workers’ compensation and limited physical damage insurance. We cannot assure you, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available or available on terms that are acceptable to us. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a materially adverse effect on our financial condition and results of operations.

Safety Program

In the oilfield services industry, an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced and skilled work force. In recent years, many of our larger customers have placed an emphasis not only on pricing, but also on safety records and quality management systems of contractors. We believe that these factors will gain further importance in the future. We have directed substantial resources toward employee safety and quality management training programs, as well as our employee review process. While our efforts in these areas are not unique, many competitors, particularly small contractors, have not undertaken similar or as extensive training programs for their employees.

Environmental Regulation

Our business is subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Federal and state governmental agencies implement and enforce these laws and regulations, which are often difficult and costly to comply with. Failure to comply with these laws and regulations often carries substantial administrative, civil and criminal penalties and may result in the imposition of remedial obligations or the issuance of injunctions limiting or prohibiting our operations. Some laws and regulations relating to protection of the environment may, in some circumstances, impose joint and several, strict liability for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of that person. Strict adherence with these regulatory requirements increases our cost of doing business and consequently affects our profitability. We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our operations but we can provide no assurance that this trend will continue. Moreover, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a materially adverse effect upon our capital expenditures, earnings or our competitive position.

The Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA or the Superfund law, and comparable state laws impose strict liability, without regard to fault or the legality of the original conduct on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current owner and operator of the disposal site or sites where the release occurred and companies that transport or disposed or arranged for the transportation or disposal of the hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment from properties currently or even previously owned or operated by us as well as from offsite properties where our wastes have been disposed, for damages to natural resources and for the costs of some health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. We have not received notification that we may be potentially responsible for cleanup costs under CERCLA.

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

Our operations are subject to the federal Clean Water Act and analogous state laws, which impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States except in accordance with issued permits. These laws also regulate the discharge of stormwater in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and stormwater and develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans” in connection with on-site storage of greater than threshold quantities of oil. We believe that our operations are in substantial compliance with applicable Clean Water Act and analogous state requirements, including those relating to wastewater and stormwater discharges and SPCC plans.

The Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources in the United States, including bulk cement facilities. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. We believe we are in substantial compliance with the Clean Air Act. Nonetheless, in response to recent studies suggesting that emissions of certain gases, including carbon dioxide, may be contributing to warming of the earth’s atmosphere, many nations have agreed to limit emissions of these gases, generally referred to as “greenhouse gases,” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Although the United States is not participating in the Kyoto Protocol, the current session of Congress is considering climate change legislation, with multiple bills having already been introduced in the Senate that propose to restrict greenhouse gas emissions. Several states have already adopted legislation, regulations and/or regulatory initiatives to reduce emissions of greenhouse gases. For instance, California recently adopted the “California Global Warming Solutions Act of 2006,” which requires the California Air Resources Board to achieve a 25% reduction in emissions of greenhouse gases from sources in California by 2020. Additionally, on November 29, 2006, the U.S. Supreme Court heard arguments on a case appealed from the U.S. Circuit Court of Appeals for the District Columbia, Massachusetts, et al. v. EPA, in which the appellate court held that the U.S. Environmental Protection Agency had discretion under the federal Clean Air Act to refuse to regulate carbon dioxide emissions from mobile sources. Passage of climate change legislation by Congress or a Supreme Court reversal of the appellate decision could result in federal regulation of carbon dioxide emissions and other greenhouse gases. Any federal or state restrictions on emissions of greenhouse gases that may be imposed in areas of the United States in which we conduct business could adversely affect our operations and demand for our services.

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

We maintain insurance against some risks associated with underground contamination that may occur as a result of well services activities. However, this insurance is limited to activities at the wellsite and may not continue to be available or may not be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a materially adverse effect on our financial condition and results of operations.

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

Employees

As of December 31, 2006, we employed 1,068 people, with approximately 75% employed on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Available Information

Our website address is www.swsi.com. We make available, free of charge through the Investor Relations portion of this website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website. Information contained on our website is not part of this report.

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

The volatility of the oil and natural gas industry and the consequent impact on exploration and production activity could adversely impact the level of drilling and workover activity by some of our customers. This reduction may cause a decline in the demand for our services or adversely affect the price of our services. In addition, reduced discovery rates of new oil and natural gas reserves in our market areas may have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices, to the extent existing production is not replaced and the number of producing wells for us to service declines. We cannot predict the future level of demand for our services, future natural gas and crude oil commodity prices or future conditions of the well services industry.

A decline in or substantial volatility of natural gas and crude oil commodity prices could adversely affect the demand for our services.

The demand for our services is substantially influenced by current and anticipated natural gas and crude oil commodity prices and the related level of drilling activity and general production spending in the areas in which we have operations. Volatility or weakness in natural gas and crude oil commodity prices (or the perception that natural gas and crude oil commodity prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending for existing wells. This, in turn, could result in lower demand for our services as the products and services we provide are, to a substantial extent, deferrable in the event oil and natural gas companies reduce capital expenditures. As a result, we may experience lower utilization of, and may be forced to lower our rates for, our equipment and services. A decline in natural gas and crude oil commodity prices or a reduction in drilling or production activities could materially adversely affect the demand for our services and our results of operations.

Historical prices for natural gas and crude oil have been extremely volatile and are expected to continue to be volatile. For example, since 1999, oil prices have ranged from as low as approximately $10 per barrel to over $70 per barrel. Producers may reduce expenditures in reaction to declining natural gas and crude oil commodity prices. This has in the past and may in the future adversely affect our business. A prolonged low level of activity in the oil and natural gas industry will adversely affect the demand for our products and services and our financial condition and results of operations.

We may incur substantial indebtedness or issue additional equity securities to execute our growth strategy, which may reduce our profitability and result in significant dilution to our stockholders.

Our business strategy has included, and will continue to include, growth through the acquisitions of assets and businesses. To the extent we do not generate sufficient cash from operations, we may need to incur substantial indebtedness to finance future acquisitions and capital expenditures and also may issue equity securities to finance such acquisitions and capital expenditures. For example, our business is capital intensive, with long lead times required to fabricate our equipment. If available sources of capital are insufficient at any time in the future, we may be unable to fund maintenance requirements, acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could adversely affect our financial condition and results of operations. Any additional debt service requirements may impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to our stockholders.

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

If we do not manage these potential difficulties successfully, our operating results could be adversely affected. In addition, we may have difficulties managing the increased costs associated with our growth, which could adversely affect our operating margins. We also may not be able to grow successfully through future acquisitions or successfully manage future growth, and we may not be able to effectively integrate the assets and businesses we do acquire.

Our business strategy includes growth through the acquisitions of assets and other businesses. We may not be able to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating our acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating our acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. We also must meet certain financial covenants in order to borrow money under our revolving credit facility to fund future acquisitions, and we may be unable to meet such covenants.

We depend on a relatively small number of customers for a substantial portion of our revenue. The inability of one or more of our customers to meet their obligations or the loss of our business with Atlas America, Inc. or Chesapeake Energy Corp., in particular, may adversely affect our financial results.

Although we have expanded our customer base, we derive a significant amount of our revenue from a relatively small number of independent oil and natural gas companies. In 2006 and 2005, eight companies accounted for 45% and 51% of our revenue, respectively. Our inability to continue to provide services to these key customers, if not offset by additional sales to other customers, could adversely affect our financial condition and results of operations. Moreover, the revenue we derived from our two largest customers constituted approximately 14% and 12%, respectively, of our total revenue for the year ended December 31, 2006. These companies may not provide the same level of our revenue in the future for a variety of reasons, including their lack of funding, a strategic shift on their part in moving to different geographic areas in which we do not operate or our failure to meet their performance criteria. The loss of all or a significant part of this revenue would adversely affect our financial condition and results of operations.

This concentration of customers may also impact our overall exposure to credit risk in that customers may be similarly affected by changes in economic and industry condition. We do not generally require collateral in support of our trade receivables.

The loss of or interruption in operations of one or more of our key suppliers could have a material adverse effect on our operations.

Our reliance on outside suppliers for some of the key materials and equipment we use in providing our services involves risks, including limited control over the price, timely delivery and quality of such materials or equipment.

With the exception of our contract with our largest supplier of nitrogen, we have no written contracts with our suppliers to ensure the continued supply of materials. Historically, we have placed orders with our suppliers for periods of less than one year. Any required changes in our suppliers could cause material delays in our operations and increase our costs. In addition, our suppliers may not be able to meet our future demands as to volume, quality or timeliness. Our inability to obtain timely delivery of key materials or equipment of acceptable quality or any significant increases in prices of materials or equipment could result in material operational delays, increase our operating costs, limit our ability to service our customers’ wells or materially and adversely affect our business and operating results.

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

There is potential for excess capacity in our industry.

Because oil and gas prices and drilling activity have recently been at historically high levels, oilfield service companies have been acquiring additional equipment to meet their customers’ increasing demand for services. If these levels of price and activity do not continue, there is a potential for excess capacity in the oilfield service industry. This could result in an increased competitive environment for oilfield service companies, which could lead to lower prices and demand for our services and could adversely affect our financial condition and results of operations.

Our industry has recently experienced shortages in the availability of qualified field personnel. Any difficulty we experience adding or replacing qualified field personnel could adversely affect our business.

We may not be able to find enough skilled labor to meet our employment needs, which could limit our growth. There is currently a reduced pool of qualified workers in our industry, particularly in the Rocky Mountain region, due to increased activity in the oilfield services and commercial trucking sectors. Therefore, we may have problems finding enough skilled and unskilled laborers in the future if the demand for our services increases. In that event, it is possible that we will have to raise wage rates to attract and train workers from other fields in order to retain or expand our current work force. If we are not able to increase our service rates sufficiently to compensate for wage rate increases, our financial condition and results of operations may be adversely affected.

Other factors may also limit our ability to find enough workers to meet our employment needs. Our services are performed by licensed commercial truck drivers and equipment operators who must perform physically demanding work. As a result of our industry volatility and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. We believe that our success is dependent upon our ability to continue to employ, train and retain skilled technical personnel. Our inability to do so would have a material financial condition and results of operations.

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

Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, craterings, fires, oil spills and hazardous materials spills. These conditions can cause:

•	personal injury or loss of life;

•	destruction of property, equipment, the environment and wildlife; and

•	suspension of operations.

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

We are subject to federal, state and local laws and regulations regarding issues of health, safety and protection of the environment. Under these laws and regulations, we may become liable for penalties arising from non-compliance, property and natural resource damages or costs of performing remediation. Any changes in these laws and regulations could increase our costs of doing business.

Our operations are subject to federal, state and local laws and regulations relating to protection of natural resources and the environment, health and safety, waste management, and transportation of waste and other substances. Liability under these laws and regulations could result in cancellation of well operations, expenditures for compliance and remediation, and liability for property damages and personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations may include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of corrective action orders. In addition, the oil and natural gas operations of our customers and therefore our operations, particularly in the Rocky Mountain region, are limited by lease stipulations designed to protect various wildlife.

Our down-hole surveying operations use densitometers containing sealed, low-grade radioactive sources such as Cesium-137 that aid in determining the density of down-hole cement slurries, waters and sands as well as help evaluate the porosity of specified subsurface formations. Our activities involving the use of densitometers are regulated by the U.S. Nuclear Regulatory Commission and specified agencies of applicable agreement states that work cooperatively in implementing the federal regulations. In addition, our down-hole surveying operations involve the use of explosive charges that are regulated by the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms, and Explosives. Standards implemented by these regulatory agencies require us to obtain licenses or other approvals for the use of such densitometers as well as explosive charges.

Laws protecting the environment generally have become more stringent over time and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. The modification or interpretation of existing laws or regulations, or the adoption of new laws or regulations, could curtail exploratory or developmental drilling for oil and natural gas and could limit our well services opportunities. Some environmental laws and regulations may impose joint and several, strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or due to the conduct of, or conditions caused by, prior operators or other third parties. Clean-up costs and other damages arising as a result of environmental laws and regulations, and costs associated with changes in such laws and regulations could be substantial and could have a material adverse effect on our financial condition. Please read “Business — Environmental Regulation” for more information on the environmental laws and government regulations that are applicable to us.

Complying with Section 404 of the Sarbanes-Oxley Act of 2002 may strain our financial and management resources.

We are required under Section 404 of the Sarbanes-Oxley Act of 2002 to furnish a report by our management on the design and operating effectiveness of our internal control over financial reporting. We have incurred and expect to continue to incur material costs and have spent and expect to continue to spend significant management time to comply with Section 404. As a result, management’s attention has been and may continue to be diverted from other business concerns, which could have a material adverse effect on our financial condition and results of operations. In addition, we may need to hire additional accounting and financial staff with appropriate experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

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

Our future indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

As of December 31, 2006, our total debt on a consolidated basis was approximately $2.0 million. Our total debt could increase, as we have a total borrowing capacity of $50 million under our revolving credit facility and standby term loan facility, of which $33.8 million was available as of December 31, 2006. Our revolving credit facility and standby term loan facility require us to maintain certain financial ratios and satisfy certain financial conditions and limits our ability to take various actions, such as incurring additional indebtedness, purchasing assets and merging or consolidating with other entities.

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

Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Indebtedness” for a discussion of our revolving credit facility.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located at 1380 Rt. 286 East, Suite #121, Indiana, Pennsylvania 15701. We purchased the building that houses our principal executive offices in April 2005. We currently conduct our business from 19 service centers, 4 of which we own and 15 of which we lease. Each office typically includes a yard, administrative office and maintenance facility. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania; Wooster, Ohio; Kimball and Buckhannon, West Virginia; Norton, Virginia and Gaylord, Michigan. Our Southeast region service centers are located in Cottondale, Alabama; Columbia, Mississippi; and Bossier City, Louisiana. Our Mid-Continent region service centers are located in Hominy, Enid and Cleveland, Oklahoma and Van Buren, Arkansas. Our Rocky Mountain region service centers are located in Vernal, Utah; Farmington, New Mexico; and Trinidad, Colorado. Our Southwest region service center is located in Alvarado, Texas and commenced operations in the third quarter of 2006. We believe that our leased and owned properties are adequate for our current needs.

The following table sets forth the location of each service center lease, the expiration date of each lease, whether each lease is renewable at our sole option and whether we have an option to purchase the leased property:

		Is the Lease Renewable at Our Sole	Do We Have an Option to Purchase
Location	Expiration Date	Option?	the Property?

Bradford, PA	December, 2008	Yes	No
Cleveland, OK	March, 2009	No	Yes
Mercer, PA	September, 2007	No	No
Wooster, OH	December, 2009	Yes	No
Gaylord, MI	March 2008	Yes	Yes
Bossier City, LA	February 2008	Yes	No
Enid, OK	July 2007	No	Yes
Black Lick, PA(1)	N/A	No	No
Vernal, UT	August 2007	No	No
Van Buren, AR	May 2009	Yes	No
Buckhannon, WV	March 2007	Yes	No
Norton, VA	March 2009	Yes	No
Alvarado, TX	March 2011	Yes	Yes
Farmington, NM	July 2008	Yes	No
Trinidad, CO(1)	N/A	No	No

(1)	The lease is month-to-month.

Item 3.	Legal Proceedings

We are named as a defendant, from time to time, in litigation relating to our normal business operations. Our management is not aware of any significant pending litigation that would have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders in the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the The NASDAQ Stock Market LLC under the symbol “SWSI.” As of March 6, 2007, there were 23,346,082 shares outstanding, held by approximately 88 holders of record. The following table sets forth, for the quarterly periods indicated, the high and low sales prices for our common stock as reported on the The NASDAQ Stock Market LLC during 2005 and 2006. Shares of our common stock were not publicly traded prior to July 29, 2005.

	High	Low

Fiscal Year Ended December 31, 2006
First Quarter	$30.41	$22.10
Second Quarter	$40.13	$22.86
Third Quarter	$27.43	$16.80
Fourth Quarter	$26.62	$17.81
Fiscal Year Ended December 31, 2005
Third Quarter(1)	$25.50	$13.00
Fourth Quarter	$25.03	$20.53

(1)	Covers the period from July 29, 2005 through September 30, 2005.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2006:

EQUITY COMPENSATION PLAN INFORMATION

	Number of		Weighted-
	Securities to be		Average Exercise		Number of
	Issued Upon		Price of		Securities
	Exercise of		Outstanding		Remaining Available
	Outstanding		Options,		for Future Issuance
	Options, Warrants		Warrants and		Under Equity
	and Rights		Rights		Compensation Plans

Equity compensation plans approved by our stockholders	289,500	(1)	$28.48	(2)	2,410,500	(3)
Equity compensation plans not approved by our stockholders(4)	N/A		N/A		N/A

Total	289,500		$28.48		2,410,500

(1)	Composed of restricted stock awards granted in 2006 under our 2005 Stock Incentive Plan which are further described in footnote 10 to our audited financial statements.

(2)	Represents the weighted average market price per share of common stock on the grant date. All of the restricted stock awards outstanding as of December 31, 2006 were granted during 2006.

(3)	Excludes the 289,500 shares of common stock issued in connection with restricted stock awards granted in 2006.

(4)	We do not have any equity compensation plans that have not been approved by our stockholders.

Purchases of Equity Securities By the Issuer and Affiliated Purchases

We did not make any purchases of our equity securities in the fourth quarter of the year ended December 31, 2006.

Item 6.	Selected Financial Data

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

	Year Ended December 31,
				2005	2006
	2002	2003	2004	(Superior Well	(Superior Well
	(Partnerships)	(Partnerships)	(Partnerships)	Services, Inc.)	Services, Inc.)
	(In thousands, except income per share information)

Statements of Income Data:
Revenue	$34,246	$51,462	$76,041	$131,733	$244,626
Cost of revenue	24,135	35,581	54,447	90,258	165,877

Gross profit	10,111	15,881	21,594	41,475	78,749
Selling, general and administrative expenses	4,723	7,609	11,339	17,809	25,716

Operating income	5,388	8,272	10,255	23,666	53,033
Interest expense	35	78	310	566	478
Other (expense) income	(7)	20	(148)	193	159
Income tax expense	—	—	—	13,826	20,791

Net income	$5,346	$8,214	$9,797	$9,467	$31,923

Pro Forma income tax expense (unaudited)(1)	(2,288)	(3,528)	(4,249)	—	—

Net income adjusted for pro forma income tax expense (unaudited)	$3,058	$4,686	$5,548	—	—

Net income per common share(2)
Basic	$0.16	$0.24	$0.29	$0.49	$1.63
Diluted	$0.16	$0.24	$0.29	$0.49	$1.63
Average Shares Outstanding
Basic	19,376,667	19,376,667	19,376,667	19,317,436	19,568,749
Diluted	19,376,667	19,376,667	19,376,667	19,317,436	19,568,749
Statements of Cash Flow Data:
Net cash provided by operations	$9,151	$6,692	$12,790	$16,742	$35,949
Net cash used in investing	(10,288)	(10,765)	(19,290)	(40,091)	(78,902)
Net cash provided by financing	—	4,827	6,751	32,570	88,940
Capital expenditures	9,813	9,150	19,409	40,790	82,694
Acquisitions, net of cash acquired	—	2,125	—	—	—
Depreciation and amortization	2,467	3,465	5,057	8,698	14,453
Balance Sheet Data (at period end):
Cash and cash equivalents	$538	$1,293	$1,544	$10,765	$56,752
Property, plant and equipment, net	19,437	26,036	40,594	72,691	141,424
Total assets	26,379	37,225	56,682	113,091	259,034
Long-term debt	34	80	11,093	1,258	1,597
Partners’ capital	18,837	30,112	33,819	—	—
Stockholders’ Equity	—	—	—	91,393	213,904
Other Financial Data:
EBITDA(3)	$7,848	$11,757	$15,164	$32,557	$67,645

(1)	Prior to our initial public offering in August 2005, we were not subject to federal or state income taxes due to our partnership structure. Pro forma income tax expense (unaudited) has been computed at statutory rates to reflect the pro forma effect on net income for periods prior to our holding company restructuring in August 2005.

(2)	Share and per share data have been retroactively restated to reflect our holding company restructuring in connection with our initial public offering in August 2005. For the calculations of earnings per share for the years ended December 31, 2002 through 2004, all shares are assumed to have been issued at the beginning of the period resulting in 19,376,667 average shares outstanding.

(3)	We define EBITDA as earnings (net income) before interest expense, income tax expense and depreciation and amortization This term, as we define it, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities or other income or cash flow statement data prepared in accordance with GAAP. Our management uses EBITDA:

•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis, since it removes the impact of our capital structure and asset base from our operating results;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	to assess compliance with financial ratios and covenants included in credit facilities;

•	in communications with lenders concerning our financial performance; and

•	to evaluate the viability of potential acquisitions and overall rates of return.

The following table presents a reconciliation of EBITDA with our net income for each of the periods indicated:

	Year Ended December 31,
				2005	2006
	2002	2003	2004	(Superior Well	(Superior Well
	(Partnerships)	(Partnerships)	(Partnerships)	Services, Inc.)	Services, Inc.)
	(In thousands)

Reconciliation of EBITDA to Net Income:
Net income	$5,346	$8,214	$9,797	$9,467	$31,923
Income tax expense	—	—	—	13,826	20,791
Interest expense	35	78	310	566	478
Depreciation and amortization	2,467	3,465	5,057	8,698	14,453

EBITDA	$7,848	$11,757	$15,164	$32,557	$67,645

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially form those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under “Forward-Looking Statements.”

Overview

We are a Delaware corporation formed in 2005 to serve as the parent holding company for an oilfield services business operating under the Superior Well Services name since 1997 in many of the major oil and natural gas producing regions in the Appalachian, Mid-Continent, Rocky Mountain, Southwest and Southeast regions of the United States. In August 2005, we completed our initial public offering of 6,460,000 shares of common stock at a price of $13.00 per share and in December 2006 we completed a follow-on offering of 3,690,000 shares of common stock at a price of $25.50 per share. We provide a wide range of wellsite solutions to oil and natural gas companies, primarily technical pumping services and down-hole surveying services. We focus on offering technologically advanced equipment and services at competitive prices, which we believe allows us to successfully compete against both major oilfield services companies and smaller, independent service providers.

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

	Year Ended December 31,
	2004		2005		2006
	(Dollars in thousands)

Revenue:
Technical pumping services	$68,160	89.6%	$119,210	90.5%	$219,624	89.8%
Down-hole surveying services	7,881	10.4%	12,523	9.5%	25,002	10.2%

Total revenue	$76,041	100.0%	$131,733	100.0%	$244,626	100.0%

The following is a brief description of our services:

Technical Pumping Services

We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 58.4%, 10.4% and 21.0% of our revenue for the year ended December 31, 2006 and 55.3%, 13.4% and 21.8% of our revenue for the year ended December 31, 2005, respectively. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue in 2005 and 2006. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.

Down-Hole Surveying Services

We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 10.2% and 9.5% of our revenues for years ended December 31, 2006 and 2005, respectively. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.

How We Generate Our Revenue

The majority of our customers are regional, independent oil and natural gas companies. The primary factor influencing demand for our services by those customers is their level of drilling activity, which, in turn, depends primarily on current and anticipated future natural gas and crude oil commodity prices and production depletion rates.

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

Operating Income per Operating Region.

We currently service customers in five operating regions through our 19 service centers. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania; Wooster, Ohio; Kimball and Buckhannon, West Virginia; Norton, Virginia; and Gaylord, Michigan. Our Southeast region service centers are located in Cottondale, Alabama; Columbia, Mississippi; and Bossier City, Louisiana. Our Mid-Continent region service centers are located in Hominy, Enid and Cleveland, Oklahoma; and Van Buren, Arkansas. Our initial Rocky Mountain region service center is located in Vernal, Utah and we opened additional Rocky Mountain region service centers in Farmington, New Mexico and Trinidad, Colorado in the third and fourth quarters of 2006, respectively. Our Southwest region service center is located in Alvarado, Texas and commenced operations in the third quarter of 2006.

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

Selling, General and Administrative Expenses as a Percentage of Revenue.

Our selling, general and administrative expenses, or SG&A expenses, include fees for management services and administrative, marketing and maintenance employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our general and administrative expenses in relation to our revenue because these expenses have a direct impact on our profitability. Our selling, general and administrative expenses have increased as a result of our becoming a public company. For a discussion of the increase in costs associated with our public company status, please read “— Items Impacting Comparability of Our Financial Results — Public Company Expenses.”

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

How We Manage Our Operations

Our management team uses a variety of tools to manage our operations. These tools include monitoring: (1) service crew utilization and performance; (2) equipment maintenance performance; (3) customer satisfaction; and (4) safety performance.

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

Our Industry

We provide products and services primarily to domestic onshore oil and natural gas exploration and production companies for use in the drilling and production of oil and natural gas. The main factor influencing demand for well services in our industry is the level of drilling activity by oil and natural gas companies, which, in turn, depends largely on current and anticipated future natural gas and crude oil prices and production depletion rates. Current market indicators suggest an increasing demand for oil and natural gas coupled with a flat or declining production curve, which we believe should result in the continuation of historically high natural gas and crude oil commodity prices. For example, the Energy Information Administration of the U.S. Department of Energy, or EIA, forecasts that U.S. oil and natural gas consumption will increase at an average annual rate of 1.1% through 2025. The EIA also forecasts that U.S. oil production will decline at an average annual rate of 0.5% and natural gas production will increase at an average annual rate of 0.8%.

We anticipate that oil and natural gas exploration and production companies will continue to respond to sustained increases in demand by expanding their exploration and drilling activities and increasing capital spending. In recent years, much of this expansion has focused on natural gas. According to Baker Hughes rig count data, the average total rig count in the United States increased 90.2% from 918 in 2000 to 1,746 through the third week of February 2007, while the average natural gas rig count increased 104.6% from 720 in 2000 to 1,473 through the third week of February 2007. While the number of rigs drilling for natural gas has increased by more than 250% since 1996, natural gas production has decreased by approximately 3% over the same period of time. This is largely a function of increasing decline rates for natural gas wells in the United States. We believe that a continued increase in U.S. drilling and workover activity will be required for the natural gas industry to help meet the expected increased demand for natural gas in the United States.

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

Our revenues from each operating region, and their relative percentage of our total revenue, consisted of the following (dollars in thousands):

	2004		2005		2006
		Percent of		Percent of		Percent of
Region	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue

Appalachian	$48,433	63.7%	$71,695	54.4%	$118,943	48.6%
Southeast	21,099	27.8	34,274	26.0	58,491	23.9
Southwest	—	—	—	—	6,832	2.8
Mid-Continent	6,509	8.5	21,073	16.0	43,566	17.8
Rocky Mountain	—	—	4,691	3.6	16,794	6.9

Total	$76,041	100%	$131,733	100%	$244,626	100%

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

Our results of operations from our two primary categories of services consisted of the following for each of the years in the three-year period ended December 31, 2006:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Statement of Operations Data
Revenue:
Technical pumping services	$68,160	$119,210	$219,624
Down-hole surveying services	7,881	12,523	25,002

Total revenue	76,041	131,733	244,626
Expenses:
Cost of revenue	54,447	90,258	165,877
Selling, general and administrative	11,339	17,809	25,716

Total expenses	65,786	108,067	191,593

Operating income	$10,255	$23,666	$53,033

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue.

Revenue was $244.6 million for the year ended December 31, 2006 compared to $131.7 million for the year ended December 31, 2005, an increase of 85.7%. Increased activity levels and pricing improvements led to the increases in 2006. Revenue by operating region increased in 2006 by $47.3 million, $24.2 million, $22.5 million, $6.8 million and $12.1 million in the Appalachian, Southeast, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. Approximately $56.5 million of the total increase was attributable to new service centers. New service center revenue by operating region increased in 2006 by $17.5 million, $11.9 million, $8.2 million, $6.8 million and $12.1 million in the Appalachian, Southeast, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. New service centers include: Gaylord, MI (Appalachian), Buckhannon, WV (Appalachian), Norton, VA (Appalachian), Bossier City, LA (Southeast), Van Buren, AK (Mid-Continent), Enid, OK (Mid-Continent), Alvarado, TX (Southwest), Farmington, NM (Rocky Mountain), Trinidad, CO (Rocky Mountain) and Vernal, UT (Rocky Mountain). Existing service center revenue by operating region increased in 2006 by $29.7 million, $12.3 million and $14.4 million in the Appalachian, Southeast and Mid-Continent operating regions, respectively.

Revenue from our technical pumping services increased by approximately 84.2% to $219.6 million for the year ended December 31, 2006 from $119.2 million for the year ended December 31, 2005. Approximately $51.6 million of this increase was attributable to new service centers. New service center revenue by operating region increased in 2006 by $15.8 million, $11.9 million, $6.7 million, $6.8 million and $10.4 million in the Appalachian, Southeast, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. Existing service center revenue by operating region increased in 2006 by $25.5 million, $11.9 million and $11.4 million in the Appalachian, Southeast and Mid-Continent operating regions, respectively. Increased activity levels and pricing improvements led to the existing center increases in 2006.

Revenue from our down-hole surveying services increased approximately 99.6% to $25.0 million for the year ended December 31, 2006 from $12.5 million for the year ended December 31, 2005. Revenue by operating region increased in 2006 by $5.9 million, $0.4 million, $4.5 million and $1.7 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively. New service center revenue by operating region increased in 2006 by $1.7 million, $1.4 million, and $1.7 million in the Appalachian, Mid-Continent, and Rocky Mountain operating regions, respectively. Increased activity levels and pricing improvements led to the existing center increases in 2006.

Cost of Revenue.

Cost of revenue increased 83.8% to $165.9 million for the year ended December 31, 2006 compared to $90.3 million for the year ended December 31, 2005. Approximately $40.7 million of the aggregate increase in cost of revenues was attributable to the establishment of new service centers. New service center cost of revenue by operating region increased in 2006 by $10.1 million, $6.2 million, $6.8 million, $6.9 million and $10.7 million in the Appalachian, Southeast, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. The aggregate dollar increase in cost of revenues was due to the fact that these costs vary with revenue and higher activity levels. However, as a percentage of revenue these costs decreased between periods primarily because of higher crew utilization levels, pricing increases and the ability to leverage the fixed cost component of these costs over a higher base of revenue. As a percentage of revenue, cost of revenue decreased to 67.8% for the year ended December 31, 2006 from 68.5% for the year ended December 31, 2005. This percentage decrease was primarily due to an approximate 1.0% drop in cost of materials and labor expenses as a percentage of revenues in 2006 versus 2005. Labor expenses as a percentage of revenues decreased from 18.5% in 2005 to 18.2% in 2006. Aggregate labor expenses in cost of revenue increased $18.8 million to $44.5 million in 2006 due to the hiring of additional personnel in connection with the establishment of new service centers and the expansion of existing service centers.

Selling, General and Administrative Expenses.

SG&A expenses were $25.7 million for the year ended December 31, 2006 compared to $17.8 million for the year ended December 31, 2005, an increase of 44.4%. Approximately $7.1 million was attributable to the establishment of new service centers. New service center SG&A expenses by operating region increased in 2006 by $1.9 million, $0.7 million, $0.9 million, $1.8 million and $1.8 million in the Appalachian, Southeast, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. We hired additional personnel during 2006 to manage the growth in our operations. As a result of this growth, 2006 expenses for labor, office, rent and insurance expenses increased $5.2 million, $0.4 million, $0.5 million and $0.5 million, respectively. Additionally, legal and professional and franchise tax expenses increased $0.6 million and $0.5 million, respectively. The legal and professional and franchise tax expense increases were associated with becoming a public company in 2005. As a percentage of revenue, the portion of labor expenses included in SG&A expenses decreased to 6.0% in 2006. Aggregate labor expenses increased $3.6 million to $10.3 million in 2006 due to revenue growth.

Operating Income.

Operating income was $53.0 million for the year ended December 31, 2006 compared to $23.7 million for the year ended December 31, 2005, an increase of 124.1%. As a percentage of revenue, operating income increased from 18.0% in 2005 to 21.7% in 2006. The primary reason for this increase was the increase in drilling activity by our customers in our existing locations, coupled with the establishment of new service centers and the expansion of operations in existing service centers. This increase in operating income was partially offset by the increases in our cost of revenue and SG&A expenses as described above. Approximately $8.7 million of this increase was attributable to new service centers. New service center operating income (expense) by operating region increased (decreased) in 2006 by $5.5 million, $5.0 million, $0.5 million, $(1.9) million and $(0.4) million in the Appalachian, Southeast, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $35.1 million in 2006 to $67.6 million. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see footnote 3 to “Selected Financial Data.” Net income increased $22.5 million to $31.9 million in 2006 due to increased activity levels described above. In addition, income tax expense in 2005 included a non-cash adjustment of $8.6 million to deferred tax expense to establish deferred tax liabilities that existed at the time of the reorganization in connection with our initial public offering in August 2005. Prior to our reorganization, our business was not subject to federal or state corporate income taxes.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue.

Revenue was $131.7 million for the year ended December 31, 2005 compared to $76.0 million for the year ended December 31, 2004, an increase of 73.2%. Increased activity levels and pricing improvements led to the increases in 2005. Revenue by operating region increased in 2005 by $23.3 million, $13.2 million, $14.6 million and $4.7 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively. Approximately $28.7 million was attributable to the establishment of new service centers. New service center revenue by operating region increased in 2005 by $1.8 million, $7.7 million, $14.5 million and $4.7 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively. New service centers include: Gaylord, MI (Appalachian), Bossier City, LA (Southeast), Columbia, MS (Southeast), Cleveland, OK (Mid-Continent), Van Buren, Arkansas (Mid-Continent) and Vernal, UT (Rocky Mountain). Existing service center revenue by operating region increased in 2005 by $21.4 million, $5.3 million and $0.3 million in the Appalachian, Southeast and Mid-Continent operating regions, respectively.

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

Cost of Revenue.

Cost of revenue increased 65.8% to $90.3 million for the year ended December 31, 2005 compared to $54.4 million for the year ended December 31, 2004. Approximately $20.3 million was attributable to new service centers. New service center cost of revenue by operating region increased in 2005 by $1.8 million, $4.8 million, $10.3 million and $3.4 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively. As a percentage of revenue, cost of revenue decreased to 68.5% for the year ended December 31, 2005 from 71.6% for the year ended December 31, 2004. This percentage decrease was primarily due to a 3.1% drop in labor expenses as a percentage of revenues in 2005 versus 2004. Labor expenses as a percentage of revenues decreased from 20.4% in 2004 to 17.2% in 2005. Aggregate labor expenses included in cost of revenue increased $7.2 million to $22.7 million in 2005 due to revenue growth.

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

Operating Income.

Operating income was $23.7 million for the year ended December 31, 2005 compared to $10.3 million for the year ended December 31, 2004, an increase of 130.8%. The primary reason for this increase was the increase in drilling activity by our customers in our existing locations, coupled with the establishment of our new service centers and the expansion of operations at our existing service centers. This increase in operating income was partially offset by the increases in our cost of revenue and SG&A expenses as described above. New service center operating income by operating region increased (decreased) in 2005 by $(0.7) million, $1.2 million, $1.0 million and $0.7 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $17.4 million in 2005 to $32.6 million. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see footnote 3 to “Selected Financial Data.” Net income decreased $0.3 million to $9.5 million in 2005 due to a non-cash adjustment of $8.6 million to deferred tax expense to establish deferred tax liabilities that existed at the time of our reorganization in connection with our initial public offering in August 2005. Prior to our reorganization, our business was not subject to federal or state corporate income taxes. Additionally, the statement of operations reflects federal and state income taxes for the five months of operations that occurred after the reorganization.

Items Impacting Comparability of Our Financial Results

Prior to the initial public offering, we were not subject to federal or state taxes due to the partnership structure. Accordingly, our historical results of operations for the periods presented may not be comparable to our results of operations in the future for the reasons discussed below.

Changes in Our Legal Structure.

Prior to our initial public offering in August 2005, our operations were conducted by two separate operating partnerships under common control, Superior Well Services, Ltd. and Bradford Resources, Ltd. Pursuant to a contribution agreement among Superior Well, Inc. and the former partners of these two operating partnerships, the operations of these two partnerships were combined under a holding company structure immediately prior to the closing of our initial public offering. Superior Well Services, Inc. serves as the parent holding company for this structure. Following the closing of the contribution agreement and our initial public offering as discussed in Note 1 to our historical consolidated financial statements, we began to report our results of operations and financial condition as a corporation on a consolidated basis, rather than as two operating partnerships on a combined basis.

Historically, we did not incur income taxes because our operations were conducted by two separate operating partnerships that were not subject to income tax. The historical combined financial statements of Superior Well Services, Ltd. and Bradford Resources, Ltd., however, include a pro forma adjustment for income taxes calculated at the statutory rate resulting in a pro forma net income adjusted for income taxes. Historically, partnership capital distributions were made to the former partners of our operating partnerships to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnerships’ taxable income. As a consequence of our change in structure, we recorded a non-cash adjustment of $8.6 million to record the deferred tax asset and liabilities arising from the differences in the financial and tax basis of assets and liabilities that existed at that time. As of December 31, 2006, the net deferred tax liability was approximately $14.0 million, resulting primarily from accelerated depreciation. Following our initial public offering, we incur income taxes under our new holding company structure, and our consolidated financial statements reflect the actual impact of income taxes.

Public Company Expenses.

Our general and administrative expenses have increased as a result of becoming a public company following our initial public offering in 2005. We estimate approximately $1.5-$2.0 million of the total increase in our annual general and administrative expenses for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was attributable to expenses incurred as a result of becoming a public company. This increase was due to the cost of tax return preparations, accounting support services, Sarbanes-Oxley compliance expenses, filing annual and quarterly reports with the SEC, investor relations, directors’ fees, directors’ and officers’ insurance and registrar and transfer agent fees. Our consolidated financial statements reflect the impact of these increased expenses and affect the comparability of our financial statements with periods prior to the completion of our initial public offering.

Non-cash Compensation Expense.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123R. Under this standard, companies are required to account for equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Our results of operations for the year ended December 31, 2006 includes $1.7 million of additional compensation expense as a result of the adoption of SFAS No. 123R and its application to the restricted stock awards that we primarily granted in January 2006.

Liquidity and Capital Resources

Prior to the completion of our initial public offering, cash generated from operations, borrowings under our existing credit facilities and funds from partner contributions were our primary sources of liquidity. Following completion of our initial public offering, we rely on cash generated from operations, future public equity and debt offerings and borrowings under our revolving credit facility to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At December 31, 2006, we had $56.8 million of cash and cash equivalents and $33.8 million of availability under our bank credit facilities which can be used for planned capital expenditures and to make acquisitions.

Financial Condition and Cash Flows

Financial Condition.

Our working capital increased $55.5 million to $84.0 million at December 31, 2006 compared to December 31, 2005, primarily due to increases in cash, accounts receivable and inventory of $46.0 million, $23.9 million and $3.2 million, respectively. Cash increased due to proceeds from our follow-on equity offering in December 2006, and the increase in accounts receivable and inventory which was due to the higher revenue activity discussed above in “— Our Results of Operations.” Offsetting the increase in current assets were increases in accounts payable and accrued liabilities of $13.8 million and $3.0 million, respectively. These increases were due to the higher revenue activity levels. Additionally, capital expenditures were $75.1 million for the year ended December 31, 2006. The capital expenditures were financed through funds generated by our initial public offering in August 2005 and our December 2006 follow-on equity offering, as well as through $27.1 million of long term debt that was subsequently repaid using proceeds from our December 2006 follow-on equity offering.

Cash flows from operations.

Our cash flow from operations increased $19.2 million to $35.9 million for the year ended December 31, 2006 compared to December 31, 2005, primarily due to higher income before income taxes. Also contributing to the 2006 increase in cash flow from operations were non-cash stock based compensation and depreciation and amortization of $1.7 million and $5.8 million, respectively. These increases were partially offset by working capital changes that decreased cash flows from operations by $17.1 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Working capital decreased cash flow from operations due to growth in accounts receivable, inventory, accounts payable and accrued liabilities as a result of higher revenues. Accounts receivable, inventory, accounts payable and accrued liabilities increased $23.9 million, $3.2 million, $13.8 million and $3.0 million, respectively for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Deferred income taxes also decreased in 2006 because the 2005 amounts included a non-cash adjustment of $8.6 million to record net deferred tax liabilities that existed at the time of our reorganization in connection with our initial public offering in August 2005.

Cash flows used in investing activities.

Net cash used in investing activities increased from $41.0 million for the year ended December 31, 2005 to $78.9 million for the year ended December 31, 2006. The increase was due to higher amounts of capital expenditures to purchase and upgrade pumping and down-hole surveying equipment. In October 2006, we purchased substantially all of the operating assets of Patterson Wireline, L.L.C. for approximately $8.7 million in cash. Patterson provides open hole and cased hole completion services that expanded our market presence in Colorado and New Mexico. In addition, our goodwill and intangible assets increased by $3.9 million due principally to asset acquisitions that occurred in 2006, including the Patterson acquisition.

Cash flows from financing activities.

Net cash provided by financing activities increased $56.4 million to $88.9 million for the year ended December 31, 2006, primarily due to net proceeds from our follow-on equity offering in December 2006 that was partially offset by debt repayments using the proceeds from that offering. The significant increase in cash flows from financing activities included $88.6 million in net proceeds from the follow-on public offering and $27.1 million from credit facility borrowings used to fund capital expansion. These increases were partially offset by long-term debt repayments of $27.0 million.

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

We continually monitor new advances in pumping equipment and down-hole technology and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. For the year ended December 31, 2006, we made capital expenditures of approximately $75.1 million to purchase new and upgrade existing pumping and down-hole surveying equipment. The 2006 capital expenditure amounts include approximately $24.9 million of construction in progress for new capital equipment to be delivered in 2007. These purchase and upgrades allow us to deploy additional service crews. Our preliminary 2007 capital expenditure budget is approximately $84.0 million. We plan to continue to focus on expanding our ability to provide stimulation services for high-pressure wells, with approximately 45-50% of our planned 2007 capital expenditures budgeted for high-pressure pumping equipment.

Given our objective of growth through organic expansions and selective acquisitions, we anticipate that we will continue to invest significant amounts of capital to acquire businesses and assets. We actively consider a variety of businesses and assets for potential acquisitions, although currently we have no agreements or understandings with respect to any acquisition. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “— Our Growth Strategy”. Management believes that cash flows from operations, combined with cash and cash equivalents and borrowing under our revolving credit facility will provide us with sufficient capital resources and liquidity to manage our routine operations and fund capital expenditures that are presently projected.

The following table summarizes our contractual cash obligations as of December 31, 2006 (in thousands):

		Less Than			After 5
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

Long term and short term debt	$1,979	$382	$540	$243	$814
Operating leases	4,000	1,264	2,020	716	—
Purchase obligations	64,700	64,700	—	—	—

Total	$70,679	$66,346	$2,560	$959	$814

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2006.

Description of Our Indebtedness

We used the proceeds from our follow-on equity offering in December 2006 to repay all amounts outstanding under our credit facilities. In October 2005, we entered into a $20.0 million revolving credit facility with our existing lending institution, which matures in October 2008. Interest on the revolving credit facility is at LIBOR plus a spread of 1.00% to 1.25%, based upon certain financial ratios, or the prime lending rate, at our option. As of December 31, 2006, we had no borrowings under our revolving credit facility and had $15.8 million of available capacity and $4.2 million in letters of credit outstanding.

In August 2006, we entered into a standby term loan facility with our existing lending institution. The standby term loan facility provides an additional $30.0 million of borrowing capacity that can be used to finance equipment purchases. The standby term loan facility matures in August 2008, at which time the outstanding aggregate principle balance under the standby term facility will convert to a single amortizing 60-month term loan. Interest on the standby term loan facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. As of December 31, 2006, we had no borrowings under the standby term loan facility and had $18.0 million of borrowing availability.

The standby term loan facility and revolving credit facility are secured by our cash, investment property, accounts receivable, inventory, intangibles and equipment. Both facilities contain leverage ratio and net worth covenants and a fixed charge coverage ratio as specified in the respective credit agreements. At December 31, 2006, we were in compliance with the financial covenants required under our revolving credit facility and our standby term loan facility.

At December 31, 2006, we had $2.0 million of other indebtedness, collateralized by specific buildings and equipment.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3, or SFAS No. 154. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions and makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. Additionally, SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes and requires companies to make disclosures about uncertain tax positions, including detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and related financial statement disclosures. This model is commonly referred to as a “dual-approach.” The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after Nov. 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, we do not expect it to have an effect on our consolidated financial statements.

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting standards have developed. Accounting standards generally do not involve a selection among alternatives, but involve the implementation and interpretation of existing standards, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable standards on or before their adoption, and we believe the proper implementation and consistent application of the accounting standards are critical. For further details on our accounting policies, please read Note 2 to the historical consolidated financial statements included elsewhere in this prospectus.

These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the amounts of revenue and expenses recognized during the reporting period. We analyze our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. The following is a discussion of our critical accounting policies.

Revenue Recognition

We recognize revenue when the services are performed, collection of the relevant receivables is reasonably assured, evidence of the arrangement exists and the price is determinable. Substantially all of our services performed for our customers are completed within one day.

We grant credit to all qualified customers. Losses arising from uncollectible accounts have been negligible. Management maintains close, regular contact with customers and regularly reviews accounts receivable for credit risks resulting from changes in the financial condition of our customers. We record an allowance for uncollectible accounts receivable when management believes that a related receivable is not recoverable based on customer payment activity and other factors that could affect collection. Judgment is involved in performing these evaluations, since the results are based on estimated future events. Such items include the financial stability of our customers, timing of anticipated payments, as well as the overall condition of the oil and gas industry. Historically, our loss experience has not been significant, but if there is a prolonged downturn in the oil and gas industry, our loss experience could materially change.

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

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the future estimated cash flows, which in most cases is derived from our performance of services. The amount of future business is dependent in part on natural gas and crude oil prices. Projections of our future cash flows are inherently subjective and contingent upon a number of variable factors, including but not limited to:

•	changes in general economic conditions in regions in which our services are located;

•	the price of natural gas and crude oil;

•	our ability to negotiate favorable sales arrangements; and

•	our competition from other service providers.

We currently have not recorded any impairment of an asset. Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, no amortization is recorded for goodwill and/or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. SFAS No. 142 requires that goodwill and non-amortizable assets be assessed annually for impairment. We completed the annual impairment test for 2006 and no impairment was determined. At December 31, 2006, our intangible assets consisted of $2.9 million of goodwill and $1.4 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the years ended December 31, 2004, 2005 and 2006, we recorded amortization expense of $285,000, $285,000 and $345,000, respectively.

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

Insurance Expenses

We partially self-insure employee health insurance plan costs. The estimated costs of claims under this self-insurance program are accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. The self-insurance accrual is estimated based upon our historical experience, as well as any known unpaid claims activity. Judgment is required to determine the appropriate accrual levels for claims incurred but not yet received and paid. The accrual estimates are based primarily upon recent historical experience adjusted for employee headcount changes. Historically, the lag time between the occurrence of an insurance claim and the related payment has been approximately two months and the differences between estimates and actuals have not been material. The estimates could be affected by actual claims being significantly different. Presently, we maintain an insurance policy that covers claims in excess of $110,000 per employee.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. Our results of operations for the year ended December 31, 2006 includes $1,740,000 of additional compensation expense as a result of the adoption of SFAS 123R. We had no stock based compensation prior to 2006.

Impact of Inflation

Inflation can affect the costs of fuel, raw materials and equipment that we purchase for use in our business. We are generally able to pass along any cost increases to our customers, although due to pricing commitments and the timing of our marketing and bidding cycles there is generally a delay of several weeks or months from the time that we incur a cost increase until the time we can pass it along to our customers. Management is of the opinion that inflation has not had a significant impact on our business.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” and similar expressions, as they relate to us and our management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth below and elsewhere within this Annual Report on Form 10-K:

•	a decrease in domestic spending by the oil and natural gas exploration and production industry;

•	a decline in or substantial volatility of natural gas and crude oil commodity prices;

•	the loss of one or more significant customers;

•	the loss of or interruption in operations of one or more key suppliers;

•	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk.  We are exposed to changes in interest rates as a result of our revolving credit facility established in October 2005 and our standby term loan facility established in August 2006, each of which have variable interest rates based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as December 31, 2005 and December 31, 2006 would result in interest expense, and a corresponding decrease in net income, of less than $0.1 million and $0.1 million annually, respectively.

Concentration of Credit Risk.  Substantially all of our customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Two customers individually accounted for 22% and 11% and 14% and 12% of our revenue for the years ended December 31, 2004, 2005 and 2006. In 2006, one customer accounted for 18% of our revenue for the year ended December 31, 2005. Eight customers accounted for 55%, 51% and 45% of our revenue for the years ended December 31, 2004, 2005 and 2006, respectively. At December 31, 2006, one customer accounted for 22% and eight customers accounted for 52% of our accounts receivable.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Superior Well Services, Inc.:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Schneider Downs & Co. Inc., an independent registered public accounting firm which also audited our consolidated financial statements. Schneider Down’s attestation report on management’s assessment of our internal control over financial reporting is included under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

By:	/s/ David E. Wallace	By:	/s/ Thomas W. Stoelk

	David E. Wallace		Thomas W. Stoelk
	Chief Executive Officer		Chief Financial Officer

Indiana, Pennsylvania
March 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Superior Well Services, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Superior Well Services, Inc. (Superior) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Superior’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Superior Well Services, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Superior Well Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related statements of income, changes in capital and stockholders’ equity, and cash flows of Superior Well Services, Inc, and our report dated March 6, 2007 expressed an unqualified opinion.

/s/  Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
March 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Superior Wells Services, Inc.

We have audited the accompanying consolidated balance sheets of Superior Well Services, Inc. (Superior) as of December 31, 2006 and 2005, and the related statements of income, changes in capital and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. In addition, our audit included the financial statement schedule listed in the index at Item 15 (b) (Schedule II). These consolidated financial statements and financial statement schedule are the responsibility of Superior’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Superior Well Services, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/  Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
March 6, 2007

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2006
	(Superior Well	(Superior Well
	Services, Inc.)	Services, Inc.)
	(In thousands, except
	per share data)

Current Assets:
Cash and cash equivalents	$10,765	$56,752
Trade accounts receivable, net of allowance of $134 and $772, respectively	23,381	47,325
Inventories	3,761	6,951
Prepaid expenses and other current assets	1,157	908
Deferred income taxes	303	507

Total current assets	39,367	112,443
Property, Plant and Equipment:
Land	420	420
Building and improvements	1,842	3,323
Equipment and vehicles	84,184	149,195
Construction in progress	8,760	24,922

	95,206	177,860
Accumulated depreciation	(22,515)	(36,436)

Total property, plant and equipment, net	72,691	141,424
Goodwill	—	2,850
Intangible assets, net of accumulated amortization of $665 and $1,010, respectively	760	1,416
Deferred income taxes	—	585
Other assets	273	316

Total assets	$113,091	$259,034

Current Liabilities:
Accounts and construction payable-trade	$7,737	$21,565
Income taxes payable	—	542
Current portion of long-term debt	179	382
401(k) plan contribution and withholding	911	1,982
Advance payments on servicing contracts	479	803
Accrued wages and health benefits	841	1,462
Other accrued liabilities	706	1,664

Total current liabilities	10,853	28,400
Long-term debt	1,258	1,597
Deferred income taxes	9,587	15,133
Stockholders’ Equity:
Common stock, voting, par $.01 per share, 70,000,000 shares authorized, 19,376,667 and 23,352,567 shares issued at December 31, 2005 and 2006, respectively	194	234
Additional paid-in capital	91,944	182,492
Retained (deficit) earnings	(745)	31,178

Total stockholders’ equity	91,393	213,904

Total liabilities and stockholders equity	$113,091	$259,034

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
		2005	2006
	2004	(Superior Well	(Superior Well
	(Partnerships)	Services, Inc.)	Services, Inc.)

Revenue	$76,041	$131,733	$244,626
Cost of revenue	54,447	90,258	165,877

Gross profit	21,594	41,475	78,749
Selling, general and administrative expenses	11,339	17,809	25,716

Operating income	10,255	23,666	53,033
Interest expense	(310)	(566)	(478)
Other (expense) income	(148)	193	159

Income before income taxes	9,797	23,293	52,714
Income taxes
Current		4,542	16,033
Deferred		9,284	4,758

		13,826	20,791

Net income	$9,797	$9,467	$31,923

Pro forma data (unaudited):
Historical income before taxes	$9,797
Pro forma income tax expense	4,249

Net income adjusted for pro forma income tax expense	$5,548

Earnings per common share:
Basic and fully diluted		$0.49	$1.63

Pro forma basic and fully diluted (unaudited)	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL AND STOCKHOLDERS’ EQUITY

	Partnerships			Superior Well Services, Inc.
		Accumulated			Additional
	Partners’	Comprehensive	Less: Notes	Common	Paid-in	Retained
	Capital	Income (Loss)	Receivable	Stock	Capital	Deficit	Total
				(In thousands)

BALANCE, DECEMBER 31, 2003	$30,246	$(56)	$(78)	$—	$—	$—	$30,112
Net income prior to reorganization	9,797						9,797
Unrealized losses on interest rate swaps		58					58

Total comprehensive income							9,855

Distributions to partners	(6,158)						(6,158)
Collection of notes receivable			10				10

BALANCE, DECEMBER 31, 2004	33,885	2	(68)	—	—	—	33,819
Net income prior to reorganization	10,212						10,212
Net (loss) after reorganization						(745)	(745)

Net income for 2005							9,467
Other		(2)					(2)

Total comprehensive income							9,465

Distributions to partners	(13,719)						(13,719)
Collection of notes receivable			68				68
Reorganization effected through contribution of partnership interests to Superior Well Services, Inc.	(30,378)			141	30,237		—
Issuance of common stock in connection with initial public offering				53	61,707		61,760

BALANCE, DECEMBER 31, 2005	—	—	—	194	91,944	(745)	91,393
Net income						31,923	31,923
Issuance of restricted stock awards				3	286		289
Share-based compensation					1,740		1,740
Issuance of common stock in connection with follow-on public offering				37	88,522		88,559

BALANCE, DECEMBER 31, 2006	$—	$—	$—	$234	$182,492	$31,178	$213,904

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
		2005	2006
	2004	(Superior Well	(Superior Well
	(Partnerships)	Services, Inc.)	Services, Inc.)
	(In thousands)

Cash flows from operations:
Net income	$9,797	$9,467	$31,923
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	—	9,284	4,758
Depreciation and amortization	5,057	8,698	14,453
Loss on disposal of equipment	185	280	224
Stock-based compensation	—	—	1,740
Changes in assets and liabilities:
Trade accounts receivable	(4,273)	(12,089)	(23,944)
Inventory	(1,096)	(1,926)	(3,190)
Prepaid expenses and other assets	438	(821)	249
Accounts payable	2,004	2,627	6,220
Income taxes payable	—	—	542
401(k) plan contribution and withholding	263	260	1,071
Advance payments on servicing contracts	69	278	324
Accrued wages and health benefits	287	176	621
Other accrued liabilities	59	508	958

Net cash provided by operations	12,790	16,742	35,949
Cash flows from investing:
Expenditure for property, plant and equipment, net of construction payables	(19,300)	(39,920)	(75,086)
Proceeds from sale of property, plant and equipment	—	—	79
Proceeds (expenditures) for other assets	—	(239)	(3,895)
Advances on notes receivable	—	68	—
Proceeds from notes receivable	10	—	—

Net cash used in investing	(19,290)	(40,091)	(78,902)
Cash flows from financing:
Principal payments on long-term debt	(188)	(12,236)	(27,019)
Proceeds from long-term borrowings	12,880	720	27,111
Proceeds from notes payable	217	10,511	—
Payments on notes payable		(14,466)	—
Net proceeds from common stock offerings	—	61,760	88,559
Issuance of restricted stock awards	—	—	289
Distributions to partners	(6,158)	(13,719)	—

Net cash provided by financing	6,751	32,570	88,940

Net increase in cash and cash equivalents	251	9,221	45,987
Cash and cash equivalents, beginning of period	1,293	1,544	10,765

Cash and cash equivalents, end of period	$1,544	$10,765	$56,752

Supplemental disclosure of cash flow data:
Interest paid	$310	$587	$437
Income taxes paid	$—	$5,156	$15,008
Equipment acquired through seller financed debt	$55	$—	$450

The accompanying notes are an integral part of these consolidated financial statements

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

In December 2006, Superior completed a follow-on offering of 3,690,000 shares of its common stock, which included 690,000 shares sold by Superior to cover the exercise by the underwriters of an option to purchase additional shares to cover over-allotments. Proceeds to Superior, net of the underwriting discount and offering expenses, were approximately $88.6 million.

Superior Well provides a wide range of well services to oil and gas companies, primarily technical pumping and down-hole surveying services, in many of the major oil and natural gas producing regions of the United States.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of Superior and its wholly-owned subsidiaries Superior Well, Bradford and Superior GP. Superior Well and Bradford (“Partnerships”), prior to the effective date of the Contribution Agreement, were entities under common control arising from common direct or indirect ownership of each. The transfer of the Partnerships’ assets and liabilities to Superior (see Note 1) represented a reorganization of entities under common control and was accounted for at historical cost. Prior to the reorganization, the Partnerships were not subject to federal and state corporate income taxes. The 2005 statement of income reflects federal and state income taxes for the five months of operations following the reorganization. Additionally, Superior recorded a non-cash adjustment of $8.6 million to record the deferred tax asset and liabilities arising from the differences in the financial statement and tax bases of assets and liabilities that existed at that time. The $8.6 million non-cash adjustment is included in the deferred income tax provision for the year ended December 31, 2005.

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

Trade Accounts Receivable

Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly regional, independent natural gas and oil companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account. For the year ended December 31, 2004, 2005 and 2006, Superior recorded a provision for uncollectible accounts receivable of $5,300, $144,200 and $637,600, respectively.

Property, Plant and Equipment

Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements and range from 5 to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $4,772,000, $8,413,000 and $14,108,000 in 2004, 2005 and 2006, respectively.

Repairs and maintenance costs that do not extend the useful lives of the asset are expensed in the period incurred. Gain or loss resulting from the retirement or other disposition of assets is included in income.

Superior reviews long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. The review consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and their eventual dispositions are less than the asset’s carrying value. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions.

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

Insurance Expense

Superior partially self-insures employee health insurance plan costs. The estimated costs of claims under this self-insurance program are accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. The self-insurance accrual is estimated based upon our historical experience, as well as any known unpaid claims activity. Judgment is required to determine the appropriate accrual levels for claims incurred but not yet received and paid. The accrual estimates are based primarily upon recent historical experience adjusted for employee headcount changes. Historically, the lag time between the occurrence of an insurance claim and the related payment has been approximately two months and the differences between estimates and actuals have not been material. The estimates could be affected by actual claims being significantly different. Presently, Superior maintains an insurance policy that covers claims in excess of $110,000 per employee.

Income Taxes

Superior accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in Superior’s financial statements or tax returns. Using this method, deferred tax liabilities and assets were determined based on the difference between the financial carrying amounts and tax bases of assets and liabilities using enacted tax rates. Prior to becoming wholly-owned subsidiaries of Superior, the Partnerships were not taxable entities for federal or state income tax purposes and, accordingly, were not subject to federal or state corporate income taxes. For the year ended December 31, 2004, pro forma income tax expense (unaudited) has been computed at statutory rates to provide the reader of the financial statements with a pro forma net income (unaudited) consistent with the entity structure change referenced in Note 1.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, no amortization is recorded for goodwill and /or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. SFAS No. 142 requires that goodwill and non-amortizable assets be assessed annually for impairment. Superior completed the annual impairment test for 2006 and no impairment was determined. Superior’s intangible assets consist of $2.9 million of goodwill and $1.4 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the years ended December 31, 2004, 2005 and 2006, Superior recorded amortization expense of $285,000, $285,000 and $345,000, respectively. The estimated amortization expense for the five succeeding years approximates $485,000, $390,000, $200,000, $200,000 and $141,000 for 2007, 2008, 2009, 2010 and 2011, respectively.

Concentration of Credit Risk

Substantially all of Superior’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Two customers individually accounted for 22% and 11% and 14% and 12% of Superior’s revenue, respectively, for the years ended December 31, 2004 and 2006. In 2005, one customer accounted for 18% of Superior’s revenue. Eight customers accounted for 55%, 51% and 45% of

Superior’s revenue for the years ended December 31, 2004, 2005 and 2006, respectively. At December 31, 2006, one customer accounted for 22% and eight customers accounted for 52% of Superior’s accounts receivable.

Stock Based Compensation

Effective January 1, 2006, Superior adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. The year ended December 31, 2006 includes $1,740,000 of additional compensation expense as a result of the adoption of SFAS 123R. Superior had no stock based compensation prior to 2006.

Weighted average shares outstanding

The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations were 19,568,749 for the twelve month periods ended December 31, 2006, respectively. Diluted per share information is calculated by also considering the impact of restricted common stock on the weighted average number of shares outstanding. The weighted average number of shares used in the fully diluted earnings per share computations were 20,138,732 and 19,568,749 for the three and twelve month periods ended December 31, 2006, respectively.

Although the restricted shares are considered legally issued and outstanding under the terms of the restricted stock agreement, they are still excluded from the computation of basic earnings per share. Once vested, the shares are included in basic earnings per share as of the vesting date. Superior includes unvested restricted stock with service conditions in the calculation of diluted earnings per share using the treasury stock method. Assumed proceeds under the treasury stock method would include unamortized compensation cost and potential windfall tax benefits. If dilutive, the stock is considered outstanding as of the grant date for diluted earnings per share computation purposes. If anti-dilutive, it would be excluded from the diluted earnings per share computation. The restricted shares were anti-dilutive for the three and twelve month periods ended December 31, 2006.

The weighted average shares outstanding for the computation of basic and diluted earnings per share has been computed taking into account the 14,103,474 shares issued to former partners in connection with the reorganization described in Note 2, effective immediately prior to the initial public offering, the 5,273,193 shares issued by Superior in the initial public offering, which included 840,000 shares sold by Superior to cover the underwriters’ over-allotment option, each from the respective date of issuance. This resulted in 19,317,436 average shares outstanding for the year ended December 31, 2005. For the pro-forma calculations of earnings per share for the year ended December 31, 2004, all shares are assumed to have been issued at the beginning of the period resulting in 19,376,667 average shares outstanding.

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

In July 2006, The FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes and requires companies to make disclosures about uncertain tax positions, including detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. Superior is currently evaluating the impact of FIN 48 on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of Superior’s financial statements and related financial statement disclosures. This model is commonly referred to as a “dual-approach”. The adoption of SAB 108 did not have an impact on Superior’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after Nov. 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, we do not expect it to have an effect on Superior’s Consolidated Financial Statements.

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

4.	Debt

In October 2005, Superior entered into a revolving credit facility with its existing lending institution. The agreement provides for a $20 million revolving credit facility and matures in October 2008. Interest on the revolving credit facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. The loan is secured by Superior’s accounts receivable, inventory and equipment. The revolving credit facility requires Superior to maintain a maximum debt to EBITDA ratio and a minimum amount of adjusted net tangible worth, as defined under the credit agreement. At December 31, 2006, Superior had no amounts outstanding under the revolving credit facility, $15.8 million of borrowing availability, $4.2 million of outstanding letters of credit and was in compliance with its financial covenants. At December 31, 2005, Superior has no amounts outstanding under the revolving credit facility. The weighted average interest rate for the years ended December 31, 2005 and 2006 were 6.4% and 6.4%, respectively.

In August 2006, Superior entered into a standby term loan facility with its existing lending institution. The standby term loan facility provides an additional $30 million of borrowing capacity that can be used to finance equipment purchases. The standby term loan facility matures in August 2008, at which time the outstanding aggregate principle balance under the standby term loan facility will convert to a single amortizing 60 month term loan. Interest on the revolving credit facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. The standby term loan facility contains leverage ratio and net worth covenants similar to those in the revolving credit facility, as well as, a fixed charge coverage ratio covenant as specified in the standby term loan facility. The standby term loan facility is secured by Superior’s cash, investment property, accounts receivable, inventory, intangibles and equipment. At December 31, 2006, Superior had no outstanding borrowings under the standby term loan facility, $18 million of borrowing availability and was in compliance with its financial covenants. During 2006, the weighted average interest rate for the year ended December 31, 2006 was 6.4%.

Bradford had a $12.0 million mortgage note payable maturing in January 2010 that was repaid and terminated in August 2005. Interest on the mortgage note payable was at LIBOR plus 1.2%. During 2005, the weighted average interest rate was 4.1%.

Bradford had a $9.5 million note payable maturing January 2011 that was repaid and terminated in August 2005. Obligations under the agreement were guaranteed by Superior Well and the former limited partners of Bradford. Interest on the note payable was at LIBOR plus 1%. During 2005, the weighted average interest rate was 3.9%.

Long-term debt at December 31, 2005 and 2006 consisted of the following (amounts in thousands):

	2005	2006

Notes payable to sellers with nominal interest rates due through December 2010, collateralized by specific buildings and equipment	$292	$198
Mortgage notes payable to a bank with interest at rates approximating the bank’s prime lending rate minus 1%, payable in monthly installments of $8,622 plus interest through January 2021, collateralized by real property	1,145	1,331
Note payable to sellers with an interest rate of 7% due through September 2008, collateralized by equipment	—	450

	1,437	1,979
Less — Payments due within one year	179	382

Total	$1,258	$1,597

Principal payments required under our long-term debt obligations during the next five years and thereafter are as follows: 2007-$382,000, 2008-$382,000, 2009-$157,000, 2010-$139,000, 2011-$103,000 and thereafter $816,000.

5.	Note Payable

Superior Well had a $9.5 million revolving credit agreement (“Note Payable”) that was repaid in August 2005. The Note Payable was terminated in October 2005. Interest on the Note Payable was at London InterBank Offered Rate (LIBOR) plus 1%. During 2005, the weighted average interest rate on the outstanding borrowings was 3.9%.

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

The provision for income taxes is comprised of:

	For the Year Ended December 31,
	2005	2006
	(Amounts in thousands)

Current:
State and local	$852	$2,524
U.S. federal	3,690	13,509

Total current	4,542	16,033
Deferred:
State and local	1,667	842
U.S. federal	7,617	3,916

Total deferred	9,284	4,758

Provision for income tax expense	$13,826	$20,791

As discussed above, Superior recorded a net deferred tax liability of $8,577,000 related to the temporary differences that existed on the date of reorganization. Significant components of Superior’s deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2005	2006
	(Amounts in thousands)

Deferred tax assets:
Restricted stock	$—	$589
Accrued expenses and other	252	207
Allowance for doubtful accounts receivable	51	296

Total deferred tax assets	303	1,092

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(9,587)	(15,133)

Total deferred tax liabilities	(9,587)	(15,133)

Net deferred taxes	$(9,284)	$(14,041)

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

	For the Year Ended December 31,
	2005	2006
	(Amounts in thousands)

Income before income taxes	$23,293	$52,714
Statutory U.S. income tax rate	35%	35%

Tax expense using statutory U.S. income tax rate	8,153	18,450
State income taxes	621	2,349
Deferred income taxes established at date of reorganization	8,708	—
Tax effect of pre-tax income prior to reorganization not subject to income taxes	(3,574)	—
Other	(82)	(8)

Income tax expense	$13,826	$20,791

Effective income tax rate	59%	39%

7.	401(k) Plan

Superior Well has a defined contribution profit sharing/401(k) retirement plan (“the Plan”) covering substantially all employees. Employees are eligible to participate after six months of service. Under terms of the Plan, employees are entitled to contribute up to 15% of their compensation, within limitations prescribed by the Internal Revenue Code. Superior Well makes matching contributions of 25% of employee contributions up to 12% of their compensation and may elect to make discretionary contributions to the Plan, all subject to vesting ratably over a five-year period. In addition, Superior makes a discretionary annual profit sharing contribution. Contributions by Superior to the Plan were approximately $668,000, $944,000 and $1,965,000 in 2004, 2005 and 2006, respectively.

8.	Related-Party Transactions

Superior Well provides technical pumping services and down-hole surveying services to a customer owned by certain shareholders and directors of Superior. The total amounts of services provided to this affiliated party were approximately $4,248,000, $5,588,000 and $4,658,000 in 2004, 2005 and 2006, respectively. The accounts receivable outstanding from the affiliated party were $366,000 and $499,000 at December 31, 2005 and 2006, respectively.

Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain shareholders and directors of Superior. The total amounts paid to these affiliated parties were approximately $1,623,000, $2,141,000 and $2,552,000 in 2004, 2005 and 2006, respectively. Superior Well had accounts payable to these affiliates of $173,000 and $442,000 at December 31, 2005 and 2006, respectively.

Prior to Superior’s initial public offering in August 2005, administrative and management services were provided to Superior Well by affiliates that were owned by certain partners of Superior Well. The total amounts paid to these affiliated entities were approximately $1,298,000 and $594,000 in 2004 and 2005, respectively. Following Superior’s initial public offering, Superior Well no longer requires these administrative and management services.

In February 2006, Superior discovered it had paid $305,000 in state income taxes in November 2005 with respect to the operations of Superior Well that related to periods prior to the time Superior acquired Superior Well from the partners of Superior Well in August 2005. These former partners included, among others, certain executive officers and directors of Superior. After review, the Audit Committee of Superior’s Board of Directors determined that the contribution agreement under which Superior acquired Superior Wells from these former partners did not provide for the payment by Superior of such state tax payments that were incorrectly made by Superior. All of the former partners of Superior Well reimbursed Superior in March 2006 for the full amount of their respective portions of those state tax payments.

9.	Commitments and Contingencies

Minimum annual rental payments, principally for non-cancelable real estate and vehicle leases with terms in excess of one year, in effect at December 31, 2006, were as follows: 2007-$1,264,000; 2008-$1,143,000; 2009-$877,000; 2010-$577,000 and 2011-$139,000.

Total rental expense charged to operations was approximately $697,000, $968,000 and $1,915,000 in 2004, 2005 and 2006, respectively.

Superior had commitments of approximately $64.7 million for capital expenditures as of December 31, 2006.

Superior is involved in various legal actions and claims arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of the operations or cash flow of Superior.

10.	Stock Incentive Plan

In July 2005, Superior adopted a stock incentive plan for its employees, directors, and consultants. The 2005 Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, phantom stock awards, performance awards, bonus stock awards or any combination of the foregoing to employees, directors and consultants. A maximum of 2,700,000 shares of common stock may be issued pursuant to awards under the 2005 Stock Incentive Plan. The Compensation Committee of the Board of Directors, which is composed entirely of independent directors, determines all awards made pursuant to the 2005 Stock Incentive Plan.

In January 2006, each of the non-employee directors of Superior was granted an award of 10,000 restricted shares of common stock in consideration of the unique obligations associated with being a director of a newly public company. The total non-employee director awards amounted to 50,000 shares. Each award is subject to a service requirement that requires the director to continuously serve as a member of the Board of Directors of Superior from the date of grant through the number of years following the date of grant as set forth in the following schedule. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the following schedule:

Percentage of Total Number of
Restricted Shares as to Which
Number of Full Years	Forfeiture Restrictions Lapse

Less than 1 year	0%
1 year	15%
2 years	30%
3 years	45%
4 years	60%
5 years or more	100%

During 2006, certain officers and key employees of Superior were awarded 241,000 restricted shares of common stock, of which 5,000 shares have since been forfeited. The officer awards amounted to 67,000 shares in the aggregate. The awards are subject to a service requirement that requires the individual to continuously serve as an employee of Superior from the date of grant through the number of years following the date of grant as set forth in the schedule above. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the schedule provided above.

The weighted average market price per share of the restricted share awards at award date was $28.48. The aggregate market value of the awards was approximately $8.3 million, before the impact of income taxes. At December 31, 2006, Superior’s compensation costs related to non-vested awards amount to $6.6 million. Superior is recognizing the expense in connection with the restricted share awards ratably over the five year vesting period. The common shares associated with the awards were issued in 2006.

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

Compensation expense related to the 2005 Stock Incentive Plan was $1,740,000 for the year ended December 31, 2006.

In January 2007, the non-employee directors of Superior were granted awards that amounted to 22,000 restricted shares of common stock. The award is subject to a service requirement that requires the director to continuously serve as a member of the Board of Directors of Superior from the date of grant through the number of years following the date of grant as set forth in the schedule above.

In January 2007, certain officers and key employees of Superior were awarded 106,600 restricted shares of common stock, of which 26,000 shares were officer awards. The awards are subject to a service requirement that requires the individual to continuously serve as an employee of Superior from the date of grant through the number of years following the date of grant as set forth in the schedule above. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the schedule provided above.

11.	Subsequent event

In February 2007, Superior purchased substantially all the operating assets of ELI Wireline Services, Inc. (“ELI”) for approximately $7.9 million in cash. Eli provides open hole services and cased hold completion services. The operating assets include 3 cased hole trucks, 3 open hole trucks, 2 cavern storage logging units with sonar calipers and various tools and logging systems that are compatible with Superior’s existing systems. The acquired assets will be integrated into Superior’s Mid-Continent operations and expands its presence in Kansas, Oklahoma and Nebraska.

12.	Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2006 and 2005 is presented below:

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except income per share information)

Revenue	$47,687	$54,589	$67,205	$75,145
Cost of revenue	31,736	37,704	45,152	51,285

Gross profit	15,951	16,885	22,053	23,860
Selling, general and administrative expenses	5,526	6,153	6,813	7,224

Operating income	10,425	10,732	15,240	16,636
Interest expense	(38)	(49)	(77)	(314)
Other (expense) income	141	50	1	(33)
Income tax expense	(4,172)	(4,302)	(5,802)	(6,515)

Net income	$6,356	$6,431	$9,362	$9,774

Net income per common share	$0.33	$0.33	$0.48	$0.49
Basic	$0.33	$0.33	$0.48	$0.49
Diluted
Average Shares Outstanding
Basic	19,377	19,377	19,377	20,139
Diluted	19,377	19,377	19,377	20,139

	2005(1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except income per share information)

Revenue	$26,025	$29,585	$34,934	$41,189
Cost of revenue	17,380	21,404	24,051	27,423

Gross profit	8,645	8,181	10,883	13,766
Selling, general and administrative expenses	3,281	3,585	4,743	6,200

Operating income	5,364	4,596	6,140	7,566
Interest expense	(159)	(224)	(169)	(14)
Other (expense) income	10	29	246	(92)
Income tax expense	—	—	(10,860)	(2,966)

Net income	$5,215	$4,401	$(4,643)	$4,494

Pro Forma income tax expense (unaudited)	(2,262)	(1,804)	—	—

Net income adjusted for pro forma income tax expense (unaudited)	$2,953	$2,597	$(4,643)	$4,494

Net income per common share(2)	$0.15	$0.13	$(0.24)	$0.23
Basic	$0.15	$0.13	$(0.24)	$0.23
Diluted
Average Shares Outstanding
Basic	19,377	19,377	19,232	19,377
Diluted	19,377	19,377	19,232	19,377

(1)	All quarters reflect reclassification of certain repair and vehicle expenses associated with our shop operations, uniform cleaning expenses and maintenance expenses from “Selling, general and administrative expenses” into “Cost of revenue” in order to better segregate the expense items between those more closely related to serving our customers versus those expenses, which in nature are not directly related to servicing customers. The reclassifications had no impact on operating income for any of the periods presented.

(2)	Share and per share data have been retroactively restated to reflect our holding company restructuring. For the calculations of earnings per share for 2004 and the first and second quarters of 2005, all shares are assumed to have been issued at the beginning of the period resulting in 19,376,667 average shares outstanding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures are effective to timely alert them to material information that is required to be included in our periodic reports filed with the SEC, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, is set forth on page 39 of this Annual Report on Form 10-K and is incorporated by reference herein.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Schneider Downs & Co., Inc., an independent registered public accounting firm, as stated in their report which is included herein.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that was not reported on a report on Form 8-K during such period.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information responsive to Items 401, 405 and 406 of Regulation S-K to be included in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2006 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2007 Proxy Statement”), is incorporated herein by reference.

Item 11.	Executive Compensation

The information responsive to Item 402 of Regulation S-K to be included in our 2007 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information responsive to Items 201(d) and 403 of Regulation S-K to be included in our 2007 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information responsive to Item 404 of Regulation S-K to be included in our 2007 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information responsive to Item 9(e) of Schedule 14A to be included in our 2007 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2005).
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 3, 2005).
4.1		Specimen Stock Certificate representing our common stock (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on June 24, 2005).
4.2		Registration Rights Agreement dated as of July 28, 2005 by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 3, 2005).
4.3		Form of Restricted Stock Agreement for Employees without Employment Agreements (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).
4	.4***	Form of Restricted Stock Agreement for Executives with Employment Agreements (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).
4	.5***	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).
10	.1***	Credit Agreement dated as of October 18, 2005, among Superior Well Services, Inc., Superior Well Services, Ltd., Bradford Resources, Ltd. and Citizens Bank of Pennsylvania (filed as Exhibit 10.1 to Form 8-K filed on October 21, 2005).
10	.2***	Employment Agreement between David E. Wallace and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 3, 2005).
10	.3***	Employment Agreement between Jacob B. Linaberger and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 3, 2005)
10	.4***	Employment Agreement between Thomas W. Stoelk and Superior Well Services, Inc., effective as of June 1, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 3, 2005).
10	.5***	Employment Agreement between Rhys R. Reese and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 3, 2005).
10	.6***	Employment Agreement between Fred E. Kistner and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K filed on August 3, 2005).
10	.7***	Indemnification Agreement between David E. Wallace and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 3, 2005).
10	.8***	Indemnification Agreement between Jacob B. Linaberger and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 3, 2005).
10	.9***	Indemnification Agreement between Thomas W. Stoelk and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 3, 2005).
10	.10***	Indemnification Agreement between Rhys R. Reese and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 3, 2005).
10	.11***	Indemnification Agreement between Fred E. Kistner and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on August 3, 2005).
10	.12***	Indemnification Agreement between Mark A. Snyder and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K filed on August 3, 2005).
10	.13***	Indemnification Agreement between David E. Snyder and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.13 to Form 8-K filed on August 3, 2005).
10	.14***	Indemnification Agreement between Charles C. Neal and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.14 to Form 8-K filed on August 3, 2005).

10	.15***	Indemnification Agreement between John A. Staley, IV and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.15 to Form 8-K filed on August 3, 2005).
10	.16***	Indemnification Agreement between Anthony J. Mendicino and Superior Well Services, Inc. dated August 30, 2005.
10.17		Fifth Amended and Restated Promissory Note dated March 31, 2005 (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).
10.21		Guaranty and Suretyship Agreement dated June 3, 2005 by Superior Well Services, Ltd. (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).
10.22		Guaranty and Suretyship Agreement dated June 3, 2005 by Allegheny Mineral Corporation (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).
10.23		Guaranty and Suretyship Agreement dated June 3, 2005 by Armstrong Cement & Supply Corporation (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).
10.24		Guaranty and Suretyship Agreement dated June 3, 2005 by Glacial Sand & Gravel Company (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on July 15, 2005).
10.25		Standby Term Loan Note (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 21, 2006).
10.26		First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 21, 2006).
23	.1*	Consent of Independent Registered Public Accounting Firm
24	.1*	Power of Attorney (included on signature page hereto).
31	.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the Annual Report on Form 10-K for the year ended December 31, 2006.
31	.2*	Sarbanes-Oxley Section 302 certification of. Thomas W. Stoelk for Superior Well Services, Inc. for the Annual Report on Form 10-K for the year ended December 31, 2006.
32	.1**	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the Annual Report on Form 10-K for the year ended December 31, 2006.
32	.2**	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the Annual Report on Form 10-K for the year ended December 31, 2006.

*	Filed herewith.

**	Furnished herewith.

***	Management contract or compensatory plan or arrangement.

(b) Schedules

Schedule II Valuation and qualifying accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2007.

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

Signature	Title/Capacity	Date

/s/ David E. Wallace David E. Wallace	Chief Executive Officer and Chairman of the Board (principal executive officer)	March 9, 2007

/s/ Jacob B. Linaberger Jacob B. Linaberger	President	March 9, 2007

/s/ Thomas W. Stoelk Thomas W. Stoelk	Vice President & Chief Financial Officer (principal financial officer)	March 9, 2007

/s/ Rhys R. Reese Rhys R. Reese	Executive Vice President, Chief Operating Officer & Secretary	March 9, 2007

/s/ Fred E. Kistner Fred E. Kistner	Vice President and Controller (principal accounting officer)	March 9, 2007

/s/ David E. Snyder David E. Snyder	Director	March 9, 2007

/s/ Mark A. Snyder Mark A. Snyder	Director	March 9, 2007

/s/ Charles C. Neal Charles C. Neal	Director	March 9, 2007

Signature	Title/Capacity	Date

/s/ John A. Staley, IV John A. Staley, IV	Director	March 9, 2007

/s/ Edward J. DiPaolo Edward J. DiPaolo	Director	March 9, 2007

/s/ Anthony J. Mendicino Anthony J. Mendicino	Director	March 9, 2007

Schedule II

Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at	(1)	(2)
	Beginning	Charged to Costs	Charged to Other		Balance at End
Description	of Period	and Expenses	Accounts	Deductions	of Period

2004 — Allowance for uncollectible accounts receivable	$—	5,300	—	5,300	$—
2005 — Allowance for uncollectible accounts receivable	$—	144,200	—	10,200	$134,000
2006 — Allowance for uncollectible accounts receivable	$134,000	637,636	—	—	$771,636