Form 10-Q
period 2007-03-31
Superior Well Services, INC
filed 2007-05-10
CIK 1323715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form l0-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File No. 000-51435
SUPERIOR WELL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2535684
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 8, 2007, there were outstanding 23,465,782 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

SUPERIOR WELL SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2006	2007
	(in thousands, except per share data)
Current Assets:
Cash and cash equivalents	$56,752	$19,659
Short-term investments	—	11,148
Trade accounts receivable, net of allowance of $772 and $847, respectively	47,325	51,367
Inventories	6,951	7,541
Prepaid expenses	908	712
Deferred income taxes	507	749

Total current assets	112,443	91,176

Property, Plant and Equipment:
Land	420	420
Building and improvements	3,323	3,633
Equipment and vehicles	149,195	174,931
Construction in progress	24,922	29,902

	177,860	208,886
Accumulated depreciation	(36,436)	(41,245)

Total property, plant and equipment, net	141,424	167,641
Goodwill	2,850	4,850
Intangible assets, net of accumulated amortization of $1,010 and $1,175, respectively	1,416	2,863
Deferred income taxes	585	219
Other assets	316	762

Total assets	$259,034	$267,511

Current Liabilities:
Accounts payable-trade	$21,565	$15,212
Income taxes payable	542	3,636
Current portion of long-term debt	382	382
401(k) plan contribution and withholding	1,982	1,878
Advance payments on servicing contracts	803	1,063
Accrued wages and health benefits	1,462	2,075
Other accrued liabilities	1,664	1,569

Total current liabilities	28,400	25,815

Long-term debt	1,597	1,556

Deferred income taxes	15,133	16,632

Stockholders’ Equity:
Common stock, voting, par $.01 per share, 70,000,000 shares authorized, 23,352,567 and 23,465,782 shares issued at December 31, 2006 and March 31, 2007, respectively	234	235
Additional paid-in capital	182,492	183,086
Retained earnings	31,178	40,187

Total stockholders’ equity	213,904	223,508

Total liabilities and stockholders’ equity.	$259,034	$267,511

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
	(in thousands, except per share data)
Revenue	$47,687	$76,708

Cost of revenue	31,736	53,986

Gross profit	15,951	22,722

Selling, general and administrative expenses	5,526	8,448

Operating income	10,425	14,274

Interest expense	38	59

Other income	141	559

Income before income taxes	10,528	14,774

Income taxes
Current	3,830	4,144
Deferred	342	1,621

	4,172	5,765

Net income	$6,356	$9,009

Earnings per common share:

Basic and fully diluted	$0.33	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Superior Well Services, Inc.
		Additional Paid-in	Retained Earnings
	Common Stock	Capital	(Deficit)	Total
	(in thousands)
BALANCE, DECEMBER 31, 2005	$194	$91,944	$(745)	$91,393
Net income	—	—	6,356	6,356
Issuance of restricted stock awards	3	276	—	279
Share-based compensation	—	435	—	435

BALANCE, MARCH 31, 2006	$197	$92,655	$5,611	$98,463

BALANCE, DECEMBER 31, 2006	$234	$182,492	$31,178	$213,904
Net income	—	—	9,009	9,009
Issuance of restricted stock awards	1	119	—	120
Share-based compensation	—	475	—	475

BALANCE, MARCH 31, 2007	$235	$183,086	$40,187	$223,508

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2006	2007
	(in thousands)
Cash flows from operations:
Net income	$6,356	$9,009
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	342	1,621
Depreciation and amortization	2,993	5,003
Loss on disposal of equipment	—	38
Stock-based compensation	435	475
Changes in assets and liabilities:
Trade accounts receivable	(4,946)	(4,042)
Inventory	(730)	(590)
Prepaid expenses and other assets	259	196
Accounts payable-trade	(736)	(3,024)
Income taxes payable	3,808	3,094
401 (k) plan contribution and withholding	(414)	(104)
Advance payments on servicing contracts	848	260
Accrued wages and health benefits	806	613
Other accrued liabilities	130	(95)

Net cash provided by operations	9,151	12,454

Cash flows from investing:
Expenditure for property, plant and equipment, net of construction payables	(14,672)	(30,561)
Purchase of short-term investments, net	—	(11,148)
Expenditures for acquisitions	—	(7,931)
Proceeds from sale of property, plant and equipment	—	14

Net cash used in investing	(14,672)	(49,626)

Cash flows from financing:
Principal payments on long-term debt	(45)	(41)
Issuance of restricted stock awards	279	120

Net cash provided by financing	234	79

Net decrease in cash and cash equivalents	(5,287)	(37,093)

Cash and cash equivalents, beginning of period	10,765	56,752

Cash and cash equivalents, end of period	$5,478	$19,659

Supplemental disclosure of cash flow data:
Interest paid	$16	$60
Income taxes paid	69	1,050
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
     Cash, Cash Equivalents and Short-term Investments
     Cash and cash equivalents are highly liquid investments with maturities of three months or less at the time of acquisition. Superior’s investments, which generally have maturities between three and twelve months at the time of acquisition, are considered short-term. Cash, cash equivalents and short-term investments consist primarily of corporate obligations such as commercial paper and corporate bonds, but also include government agency notes, certificate of deposits, bank time deposits and institutional money market funds. Superior maintains cash at various financial institutions that may exceed federally insured amounts.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Superior classifies its investments in readily marketable debt and equity securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase. There were no transfers between investment classifications in any of the periods presented. Held-to-maturity securities, which are carried at amortized cost, include only those securities Superior has the positive intent and ability to hold to maturity, are classified as such. Superior’s other readily marketable investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of stockholders’ equity. Realized gains and losses, as well as interest, and dividends on all securities, are included in earnings.
     All of Superior’s short-term investments have contractual maturities of twelve months or less at time of acquisition. Because of the short term to maturity, and hence relative price insensitivity to changes in market interest rates, amortized cost approximates fair value for all these securities. No realized gains or losses were recorded in the three month periods ended March 31, 2006 and 2007 and unrealized gains and losses were not material.
     There were no short-term investments classified as trading or available for sale at December 31, 2006 and March 31, 2007. There were no short-term investments classified as held-to-maturity at December 31, 2006. The components of Superior’s held-to-maturity securities as of March 31, 2007 were as follows (amounts in thousands):

March 31,
2007
Government-sponsored enterprise	$6,998
Corporate obligations	4,150

Total held-to-maturity securities	$11,148

     Trade Accounts Receivable
     Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly regional, independent natural gas and oil companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account. For the three month periods ended March 31, 2006 and 2007, Superior recorded a provision for uncollectible accounts receivable of $75,000 in each period.
     Property, Plant and Equipment
     Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements and range from 5 to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $2.9 million and $4.8 million for the three months ended March 31, 2006 and 2007, respectively.
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
          In February 2007, Superior purchased substantially all the operating assets of ELI Wireline Services, Inc. (“ELI”) for approximately $7.9 million in cash. Eli provides open hole services and cased hold completion services. The operating assets include 3 cased hole trucks, 3 open hole trucks, 2 cavern storage logging units with sonar calipers and various tools and logging systems that are compatible with Superior’s existing systems. The acquired

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
assets will be integrated into Superior’s Mid-Continent operations and expands its presence in Kansas, Oklahoma and Nebraska. ELI’s purchase cost included $4.3 million, $2.0 million and $1.6 million of property, plant and equipment, goodwill and intangible assets, respectively.
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
     Effective January 1, 2007, Superior adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained in audit, based on the technical merits of the position.
     Fair Value of Financial Instruments
     Superior’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and notes payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The carrying value of notes payable and long-term debt approximates fair value, since the interest rates are market-based and are generally adjusted periodically.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Superior’s financial instruments are not held for trading purposes.
     Goodwill and Intangible Assets
     In accordance with SFAS No. 142, no amortization is recorded for goodwill or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. SFAS No. 142 requires that goodwill and non-amortizable assets be assessed annually for impairment. Superior completed the annual impairment test for 2006 and no impairment was determined. At March 31, 2007, Superior’s intangible assets consist of $4.9 million of goodwill and $2.9 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended March 31, 2006 and 2007, Superior recorded amortization expense of $71,000 and $165,000, respectively.
     Concentration of Credit Risk
     Substantially all of Superior’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Two customers individually accounted for 19% and 14% and 13% and 11% of our revenue for the three months ended March 31, 2006 and 2007, respectively. At December 31, 2006 and March 31, 2007, one customer accounted for 22% and 16% and eight customers accounted for 52% and 51% of Superior’s accounts receivable, respectively.
     Stock Based Compensation
     Effective January 1, 2006, Superior adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. The three months ended March 31, 2006 and 2007 include $435,000 and $475,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R.
     Weighted average shares outstanding
     The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations was 19,376,667 and 23,101,719 for the three months ended March 31, 2006 and 2007, respectively. Diluted per share information is calculated by also considering the impact of restricted common stock on the weighted average number of shares outstanding. The weighted average number of shares used in the fully diluted earnings per share computations was 19,376,667 and 23,115,949 for the three months ended March 31, 2006 and 2007, respectively.
     Although the restricted shares are considered legally issued and outstanding under the terms of the restricted stock agreement, they are still excluded from the computation of basic earnings per share. Once vested, the shares are included in basic earnings per share as of the vesting date. Superior includes unvested restricted stock with service conditions in the calculation of diluted earnings per share using the treasury stock method. Assumed proceeds under the treasury stock method would include unamortized compensation cost and potential windfall tax benefits. If dilutive, the stock is considered outstanding as of the grant date for diluted earnings per share computation purposes. If anti-dilutive, it would be excluded from the diluted earnings per share computation. The restricted shares were anti-dilutive for the three months ended March 31, 2006 and 2007.
     Recently Issued Guidance
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Superior is currently evaluating the impact of adopting SFAS No. 157; however, we do not expect it to have an effect on Superior’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. This standard also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Superior is currently evaluating the impact of adopting SFAS No. 159; however, we do not expect it to have an effect on Superior’s consolidated financial statements.
3. Debt
     In October 2005, Superior entered into a revolving credit facility with its existing lending institution. The agreement provides for a $20 million revolving credit facility and matures in October 2008. Interest on the revolving credit facility is at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios, or the prime lending rate, at our option. The loan is secured by Superior’s accounts receivable, inventory and equipment. The revolving credit facility requires Superior to maintain a maximum debt to EBITDA ratio and a minimum amount of adjusted net tangible worth, as defined under the credit agreement. At December 31, 2006 and March 31, 2007, Superior had no amounts outstanding under the revolving credit facility, $15.8 million of borrowing availability, $4.2 million of outstanding letters of credit and was in compliance with its financial covenants under the revolving credit facility.
     In August 2006, Superior entered into a standby term loan facility with its existing lending institution. The standby term loan facility provides an additional $30 million of borrowing capacity that can be used to finance equipment purchases. The standby term loan facility matures in August 2008, at which time the outstanding aggregate principle balance under the standby term loan facility will convert to a single amortizing 60 month term loan. Interest on the standby term loan facility is at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. The standby term loan facility contains leverage ratio and net worth covenants similar to those in the revolving credit facility, as well as a fixed charge coverage ratio covenant as specified in the standby term loan facility. The standby term loan facility is secured by Superior’s cash, investment property, accounts receivable, inventory, intangibles and equipment. At December 31, 2006 and March 31, 2007, Superior had no outstanding borrowings under the standby term loan facility, $18 million of borrowing availability and was in compliance with its financial covenants under the standby term loan facility.
     Long-term debt at December 31, 2006 and March 31, 2007 consisted of the following (amounts in thousands):

	2006	2007
Notes payable due through December 2010, collateralized by specific buildings and equipment	$198	$184
Mortgage notes payable to a bank with interest at the bank’s prime lending rate minus 1%, payable in monthly installments of $7,111 plus interest through January 2019, collateralized by real property	1,331	1,304
Note payable to sellers with an interest rate of 7% due through September 2008, collateralized by equipment	450	450

	1,979	1,938
Less — Payments due within one year	382	382

Total	$1,597	$1,556

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Principal payments required under our long-term debt obligations during the next five years and thereafter are as follows: 2007-$382,000, 2008-$382,000, 2009-$157,000, 2010-$126,000, 2011-$103,000 and thereafter $829,000.
4. Income taxes
     Superior accounts for income taxes and the related accounts under the liability method. Deferred taxes and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.
     The provision for income taxes is comprised of:

	Three months ended March 31,
	2006	2007
	(amounts in thousands)
Current:
State and local	$715	$718
U.S. federal	3,115	3,426

Total current	3,830	4,144

Deferred:
State and local	61	287
U.S. federal	281	1,334

Total deferred	342	1,621

Provision for income tax expense	$4,172	$5,765

     Significant components of Superior’s deferred tax assets and liabilities are as follows:

	December 31,	March 31,
	2006	2007
	(amounts in thousands)
Deferred tax assets:
Restricted stock	$589	$426
Accrued expenses and other	207	216
Allowance for doubtful accounts receivable	296	326

Total deferred tax assets	1,092	968

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(15,133)	(16,632)

Total deferred tax liabilities	(15,133)	(16,632)

Net deferred taxes	$(14,041)	$(15,664)

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

	Three months ended March 31,
	2006	2007
	(amounts in thousands)
Income before income taxes	$10,528	$14,774
Statutory U.S. income tax rate	35%	35%

Tax expense using statutory U.S. income tax rate	3,684	5,171
State income taxes	504	655
Other	(16)	(61)

Income tax expense	$4,172	$5,765

Effective income tax rate	40%	39%

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FIN48), which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained in audit, based on the technical merits of the position. Superior adopted the provisions of FIN 48 effective January 1, 2007. The adoption did not have any impact on Superior’s total liabilities or stockholders’ equity. Superior’s consolidated balance sheets at December 31, 2006 and March 31, 2007 do not include any liabilities associated with uncertain income tax positions; further Superior has no unrecognizable tax benefits that, if recognized would change the effective tax rate.
     Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain nature and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from the estimates. Superior is currently not under audit. The tax periods open to audit and subject to examination by the tax authorities where Superior operates are 2005-2006.
     Superior classifies interest expense and penalties relating to uncertain tax positions as general and administrative expenses. Interest and penalties for the three month periods ended March 31, 2006 and 2007 have been insignificant in each period.
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
6. Related-Party Transactions
     Superior Well provides technical pumping services and down-hole surveying services to a customer owned by certain shareholders and directors of Superior. The total amounts of services provided to this affiliated party for the three months ended March 31, 2006 and 2007 were approximately $2,754,000 and $2,831,000 respectively. The accounts receivable outstanding from the affiliated party were $499,000 and $410,000 as of December 31, 2006 and March 31, 2007.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain shareholders and directors of Superior. The total amounts paid to these affiliated parties were approximately $530,000 and $896,000 for the three months ended March 31, 2006 and 2007, respectively. Superior Well had accounts payable to these affiliates of $442,000 and $248,000 at December 31, 2006 and March 31, 2007, respectively.
7.	Commitments and Contingencies
     Minimum annual rental payments, principally for non-cancelable real estate and vehicle leases with terms in excess of one year, in effect at December 31, 2006, were as follows: 2007-$1,264,000; 2008-$1,143,000; 2009-$877,000; 2010-$577,000 and 2011-$139,000.
     Total rental expense charged to operations was approximately $363,000 and $683,000 for the three months ended March 31, 2006 and 2007, respectively.
     Superior had commitments of approximately $64.7 million and $45.2 million for capital expenditures as of December 31, 2006 and March 31, 2007, respectively.
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
     During 2006, Superior granted restricted common stock awards that totaled 290,900 shares. Superior’s non-employee directors, officers and key employees received 2006 restricted common stock awards of 50,000, 67,000 and 173,900, respectively. During 2007, Superior granted restricted common stock awards that totaled 119,700 shares. Superior’s non-employee directors, officers and key employees received 2007 restricted common stock awards of 22,000, 26,000 and 71,700, respectively. Each award is subject to a service requirement that requires the director, officer or key employee to continuously serve as a member of the Board of Directors or as an employee of Superior from the date of grant through the number of years following the date of grant as set forth in the following schedule. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the following schedule:

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Percentage of Total Number
Of Restricted Shares as to Which
Number of Full Years	Forfeiture Restrictions Lapse
Less than 1 year	0%
1 year	15%
2 years	30%
3 years	45%
4 years	60%
5 years or more	100%
     Under the 2005 Stock Incentive Plan, the fair value of the restricted stock awards is based on the closing market price of Superior’s common stock on the date of grant. A summary of the activity of the Superior’s restricted stock awards are as follows:

		Weighted
		Average Grant
	Number of	Date Fair Value
	shares	Per Share
Nonvested at December 31, 2005	—	$—
Granted	290,900	28.48
Vested	—	—
Forfeited	(5,000)	28.56

Nonvested at December 31, 2006	285,900	28.47
Granted	119,700	22.88
Vested	(40,600)	28.47
Forfeited	(6,485)	—

Nonvested at March 31, 2007	358,515	$26.60

     The aggregate market value of cumulative awards was approximately $10.6 million, before the impact of income taxes. At March 31, 2007, Superior’s compensation costs related to non-vested awards amounted to $8.4 million. Superior is recognizing the expense in connection with the restricted share awards ratably over the five year vesting period. Compensation expense related to the stock incentive plan for the three months ended March 31, 2006 and 2007, was $435,000 and $475,000, respectively.

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

	Three Months Ended March 31,
	2006		2007
	(Dollars in thousands)
Technical pumping services	$43,019	90.2%	$67,280	87.7%
Down-hole surveying services	4,668	9.8	9,428	12.3

Total revenue	$47,687	100.0%	$76,708	100.0%

The following is a brief description of our services:
     Technical Pumping Services
     We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 56.2%, 12.2%, and 21.8% of our revenue for the three months ended March 31, 2006 and 58.4%, 8.1% and 21.2% of our revenue for the three months ended March 31, 2007, respectively. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue for the three months ended March 31, 2006 and 2007. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.
     Down-Hole Surveying Services
     We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 9.8% and 12.3% of our revenue for the three months ended March 31, 2006 and 2007, respectively. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.
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
     Operating Income per Operating Region.
     We currently service customers in five operating regions through our 20 service centers. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania; Wooster, Ohio; Kimball and Buckhannon, West Virginia; Norton, Virginia; and Gaylord, Michigan. Our Southeast region service centers are located in Cottondale, Alabama; Columbia, Mississippi; and Bossier City, Louisiana. Our Mid-Continent region service centers are located in Hominy, Enid and Cleveland, Oklahoma; Van Buren, Arkansas and Hays, Kansas. Our initial Rocky Mountain region service center is located in Vernal, Utah and we opened additional Rocky Mountain region service centers in Farmington, New Mexico and Trinidad, Colorado in the third and fourth quarters of 2006, respectively. Our Southwest region service center is located in Alvarado, Texas and commenced operations in the third quarter of 2006.
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
     Customer Satisfaction.
     Upon completion of each job, we encourage our customers to complete a ‘‘pride in performance survey’’ that gauges their satisfaction level. The customer evaluates the performance of our service crew under various criteria and comments on their overall satisfaction level. Survey results give our management valuable information from which to identify performance issues and trends. Our management also uses the results of these surveys to evaluate our position relative to our competitors in the various markets in which we operate.
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
     We anticipate that oil and natural gas exploration and production companies will continue to respond to sustained increases in demand by expanding their exploration and drilling activities and increasing capital spending. In recent years, much of this expansion has focused on natural gas. According to Baker Hughes rig count data, the average total rig count in the United States increased 90.2% from 918 in 2000 to 1,746 through the third week of April 2007, while the average natural gas rig count increased 105.4% from 720 in 2000 to 1,479 through the third week of April 2007. While the number of rigs drilling for natural gas has increased by more than 250% since 1996, natural gas production has decreased by approximately 3% over the same period of time. This is largely a function of increasing decline rates for natural gas wells in the United States. We believe that a continued increase in U.S. drilling and workover activity will be required for the natural gas industry to help meet the expected increased demand for natural gas in the United States.
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

     The following table shows our revenue from each operating region for the three month periods ended March 31, 2006 and 2007 (dollars in thousands):

	Three Months Ended March 31,
Region	2006		2007
Appalachian	$24,520	51.4%	$32,533	42.4%
Southeast	12,389	26.0	13,126	17.1
Rocky Mountain	1,114	2.3	8,420	11.0
Southwest	—	—	8,472	11.0
Mid-Continent	9,664	20.3	14,157	18.5

Total	$47,687	100.0%	$76,708	100.0%

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
     To successfully execute our growth strategy, we will require access to capital on competitive terms to the extent that we do not generate sufficient cash from operations. We intend to finance future acquisitions primarily by using capacity available under our bank credit facilities and equity or debt offerings or a combination of both. For a more detailed discussion of our capital resources, please read “ – Liquidity and Capital Resources”.
Cautionary Statement Regarding Forward-Looking Statements
     This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:
•	a decrease in domestic spending by the oil and natural gas exploration and production industry;

•	a decline in or substantial volatility of crude oil and natural gas commodity prices;

•	the loss of one or more significant customers;

•	the loss of or interruption in operations of one or more key suppliers;

•	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings.

     When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 (including, without limitation, statements contained in Part I, Item 1. “Business”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 9A. “Controls and Procedures”), as well as other written and oral statements made or incorporated by reference from time to time by us in other reports, filings with the SEC, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 2lE of the Exchange Act. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     The following table and discussion that follows provide a comparison of our results of operations for the three months ended March 31, 2006 and 2007 (amounts in thousands):

	Three Months Ended March 31,
Statement of Operations Data:	2006	2007
Revenues:
Technical pumping services	$43,019	$67,280
Down-hole surveying services	4,668	9,428

Total revenues	47,687	76,708

Expenses:
Cost of revenue	31,736	53,986
Selling, general and administrative	5,526	8,448

Total expense	37,262	62,434

Operating income	$10,425	$14,274

     Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Revenue.
     Revenue was $76.7 million for the three months ended March 31, 2007 compared to $47.7 million for the three months ended March 31, 2006, an increase of 60.9%. Increased activity levels and pricing improvements led to the increases in 2007. Revenue by operating region increased in 2007 by $8.0 million, $0.7 million, $4.5 million, $8.5 million and $7.3 million in the Appalachian, Southeast, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. Approximately $17.5 million of the total increase was attributable to new service centers. New service center revenue by operating region increased in 2007 by $3.3 million, $1.7 million, $8.5 million and $4.0 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. New service centers include: Buckhannon, WV (Appalachian), Norton, VA (Appalachian), Hays, KS (Mid-Continent), Enid, OK (Mid-Continent), Alvarado, TX (Southwest), Farmington, NM (Rocky Mountain) and Trinidad, CO (Rocky Mountain). Existing service center revenue by operating region increased in 2007 by $4.8 million, $0.7 million, $2.8 million, and $3.3 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively.

     Cost of Revenue.
     Cost of revenue increased 70.4% to $54.0 million for the three months ended March 31, 2007 compared to $31.7 million for the three months ended March 31, 2006. Approximately $12.4 million of the aggregate increase in cost of revenues was attributable to the establishment of new service centers. New service center cost of revenues by operating region increased in the first quarter of 2007 by $2.5 million, $1.2 million, $6.4 million and $2.3 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively compared to the first quarter of 2006. As a percentage of revenues, cost of revenues increased due to higher material, labor and depreciation expenses for the first quarter of 2007 compared to the first quarter of 2006. As a percentage of revenue, material costs increased 2.5% for the first quarter of 2007 compared to the first quarter of 2006 due to higher sand and cement transportation expenses, as well as outsourcing expenses incurred when scheduled equipment deliveries were delayed and certain services were subcontracted to other well servicing operators. Labor expenses as a percentage of revenues increased from 18.3% in the first quarter of 2006 to 19.4% in the first quarter of 2007 due to lower personnel utilization relating to winter weather in several of our operating regions, as well as delays in equipment deliveries. As a percentage of revenue, depreciation expenses increased 0.4% to 6.3% for the first quarter of 2007 compared to the first quarter of 2006 due to the higher levels of capital expenditures made to expand our equipment fleet.
     Selling, General and Administrative Expenses (SG&A).
     SG&A expenses were $8.4 million for the three months ended March 31, 2007 compared to $5.5 million for the three months ended March 31, 2006, an increase of 52.9%. Approximately $1.9 million of was attributable to the establishment of new service centers. New service center SG&A expenses in the first quarter of 2007 increased by $0.4 million, $0.2 million, $0.8 million and $0.5 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively compared to the first quarter of 2006. The increase in SG&A expense was primarily due to higher labor expenses associated with increased activity levels. Labor expenses increased $1.9 million in the first quarter of 2007 over the same period in 2006 because we hired additional management, sales and administrative personnel to manage the growth in our operations. Approximately $1.3 million of the labor expense increases in the first quarter of 2007 over the same period in 2006 is related to our new service centers. As a percentage of revenue, SG&A expenses declined from 11.6% in the first quarter of 2006 to 11.0% in the first quarter of 2007. The percentage decline was due to the ability to allocate the fixed cost component of these costs over a higher base of revenue. As a percentage of revenue, the portion of labor expenses included in SG&A expense was 6.5% in both the first quarter of 2006 and 2007. Higher activity levels caused rent, insurance and office expenses to increase 2007 SG&A expenses by $0.2 million, $0.2 million and $0.3 million, respectively.
     Operating Income.
     Operating income was $14.3 million for the three months ended March 31, 2007 compared to $10.4 million for the three months ended March 31, 2006, an increase of 36.9%. As a percentage of revenue, operating income decreased from 21.9% in the first quarter of 2006 to 18.6% in the first quarter of 2007. The primary reason for this decrease was higher material, labor and outsourcing expenses, coupled with the establishment of new service centers and the expansion of operations in existing service centers. New service centers increased operating income by $3.1 million in the first quarter of 2007 compared to amounts for the first quarter of 2006. New service center operating income increased in the first quarter of 2007 by $0.3 million, $0.3 million, $1.3 million and $1.2 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively compared to the first quarter of 2006. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $6.3 million in 2007 to $19.8 million. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see “Non-GAAP Accounting Measures.” Net income increased $2.7 million to $9.0 million in the first quarter of 2007 compared to the first quarter of 2006 due to increased activity levels described above.
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
     Non-cash compensation expense.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123R. Under this standard, companies are required to account for equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Our results of operations for the three months ended March 31, 2006 and 2007 included $435,000 and $475,000, respectively, of additional compensation expense as a result of the adoption of SFAS No. 123R and its application to the restricted stock awards that we primarily granted in January 2006 and January 2007.
Liquidity and Capital Resources
     We rely on cash generated from operations, future public equity and debt offerings and borrowings under our revolving credit facility to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At March 31, 2007, we had $30.8 million of cash and cash equivalents and short-term investments, $18.0 million available under a standby term loan facility and $15.8 million of availability under a revolving credit loan, all of which can be used for planned capital expenditures and to make acquisitions.
     Financial Condition and Cash Flows
     Financial Condition.
     Our working capital decreased $18.7 million to $65.4 million at March 31, 2007 compared to December 31, 2006, primarily due to decreases in cash and accounts payable, as well as increases in accounts receivable and inventory of $37.1 million, $3.0 million, $4.0 million and $0.6 million, respectively. Cash was used to fund $34.4 million of additions to property, plant and equipment, and purchase $11.1 million of short-term investments. In addition, cash was used to fund a $4.0 million increase in accounts receivable which was due to the higher revenue activity and the timing of payments as discussed above in “— Our Results of Operations.” Offsetting the increase in accounts receivable and inventory were increases in income tax payable and accrued wages and health benefits of $3.1 million and $0.6 million, respectively. These increases were due to higher revenue activity levels and the timing of the payment of accounts payable and accrued liabilities.
     Cash flows from operations.
     Our cash flow from operations increased $3.3 million to $12.5 million for the three months ended March 31, 2007 compared to March 31, 2006. Contributing to an increase in cash flow from operations were non-cash stock based compensation, depreciation and amortization, and deferred income taxes of $0.5 million, $5.0 million, and $1.6 million, respectively. These increases were partially offset by working capital changes that decreased cash flows from operations by $3.7 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Working capital decreased cash flow from operations due to growth in accounts receivable, inventory and accrued liabilities as a result of higher revenues. Accounts receivable, inventory, and accrued liabilities increased $4.0 million, $0.6 million, and $0.7 million, respectively for the three months ended March 31,

2007. Working capital increased cash flow from operations due to a $3.0 million decrease in accounts payable for the three months ended March 31, 2007.
     Cash flows used in investing activities.
     Net cash used in investing activities increased from $14.7 million for the three months ended March 31, 2006 to $49.6 million for the three months ended March 31, 2007. The increase was principally due to the purchase of $11.1 million of short-term investments and $30.6 million of capital expenditures to purchase and upgrade pumping and down-hole surveying equipment. During the first quarter of 2007, we spent $7.9 million to acquire substantially all of the operating assets of ELI Wireline Services, Inc. (“ELI”). The operating assets included 3 cased hole trucks, 3 open hole trucks, 2 cavern storage logging units with sonar calipers and various tools and logging systems that are compatible with our existing systems. The acquired assets were integrated into our Mid-Continent operations and expand our presence in Kansas, Oklahoma and Nebraska. During the three months ended March 31, 2007, goodwill and intangible assets increased by $3.6 million due to the ELI asset acquisition.
     Cash flows from financing activities.
     Net cash provided by financing activities decreased from $155,000 for the three months ended March 31, 2006 to $79,000 for the three months ended March 31, 2007, primarily due to fewer restricted stock awards in the first quarter of 2007.
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
     We continually monitor new advances in pumping equipment and down-hole technology and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. For the three months ended March 31, 2007, we made capital expenditures of approximately $31.1 million to purchase new and upgrade existing pumping and down-hole surveying equipment. These purchase and upgrades allow us to deploy additional service crews. Our total 2007 capital expenditure budget is approximately $84.0 million. We plan to continue to focus on expanding our ability to provide stimulation services for high-pressure wells, with approximately 45-50% of our planned 2007 capital expenditures budgeted for high-pressure pumping equipment.
     Given our objective of growth through organic expansions and selective acquisitions, we anticipate that we will continue to invest significant amounts of capital to acquire businesses and assets. We actively consider a variety of businesses and assets for potential acquisitions, although currently we have no agreements or understandings with respect to any acquisition. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “— Our Growth Strategy”. Management believes that cash flows from operations, combined with cash and cash equivalents and borrowing under our bank credit facilities will provide us with sufficient capital resources and liquidity to fund capital expenditures that are presently projected.
     Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of March 31, 2007 or December 31, 2006.
     Description of Our Indebtedness
     We used the proceeds from our follow-on equity offering in December 2006 to repay all amounts outstanding under our credit facilities. In October 2005, we entered into a $20.0 million revolving credit facility with our existing lending institution, which matures in October 2008. Interest on the revolving credit facility is at LIBOR plus a spread of 1.00% to 1.25%, based upon certain financial ratios, or the prime lending rate, at our option. As of March 31, 2007, we had no borrowings under our revolving credit facility and had $15.8 million of available capacity and $4.2 million in letters of credit outstanding.
     In August 2006, we entered into a standby term loan facility with our existing lending institution. The standby term loan facility provides an additional $30.0 million of borrowing capacity that can be used to finance equipment purchases. The standby term loan facility matures in August 2008, at which time the outstanding aggregate principle balance under the standby term facility will convert to a single amortizing 60-month term loan. Interest on the standby term loan facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. As of March 31, 2007, we had no borrowings under the standby term loan facility and had $18.0 million of borrowing availability.
     The standby term loan facility and revolving credit facility are secured by our cash, investment property, accounts receivable, inventory, intangibles and equipment. Both facilities contain leverage ratio and net worth covenants and a fixed charge coverage ratio as specified in the respective credit agreements. At March 31, 2007, we were in compliance with the financial covenants required under our revolving credit facility and our standby term loan facility.
     At March 31, 2007, we had $1.9 million of other indebtedness, collateralized by specific buildings and equipment.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after Nov. 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157; however, we do not expect it to have an effect on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. This standard also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159; however, we do not expect it to have an effect on Superior’s consolidated financial statements.
Critical Accounting Policies
     The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting standards have developed. Accounting standards generally do not involve a selection among alternatives, but involve the implementation and interpretation of existing standards, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable standards on or before their adoption, and we believe the proper implementation and consistent application of the accounting standards are critical. For further details on our accounting policies, please read Note 2 to the historical consolidated financial statements included elsewhere in this report.
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

     Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, no amortization is recorded for goodwill and /or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. SFAS No. 142 requires that goodwill and non-amortizable assets be assessed annually for impairment. We completed the annual impairment test for 2006 and no impairment was determined. At March 31, 2007, our intangible assets consisted of $4.9 million of goodwill and $2.9 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended March 31, 2006 and 2007, we recorded amortization expense of $71,000 and $165,000, respectively.
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
     Stock Based Compensation
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
Non-GAAP Accounting Measures
     We define EBITDA as net income before interest expense, income tax expense and depreciation and amortization expense. Our management uses EBITDA:
•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure and asset base from our operating results;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	to assess compliance with financial ratios and covenants included in credit facilities;

•	in communications with lenders concerning our financial performance; and

•	to evaluate the viability of potential acquisitions and overall rates of return.

     The following table presents a reconciliation of EBITDA with our net income for each of the periods indicated:

	Three Months Ended
	March 31,
	2006	2007
Reconciliation of EBITDA to Net Income:
Net income (1)	$6,356	$9,009
Income tax expense	4,172	5,765
Interest expense	38	59
Depreciation and amortization	2,993	5,003

EBITDA	$13,559	$19,836

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
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility established in October 2005, which has a variable interest rate based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of March 31, 2007 would result in interest expense, and a corresponding decrease in net income, of less than $0.2 million annually.
     Concentration of Credit Risk. Substantially all of our customers are engaged in the oil and natural gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Two customers individually accounted for 19% and 14% and 13% and 11% of our revenue for the three months ended March 31, 2006 and 2007, respectively. At December 31, 2006 and March 31, 2007, one customer accounted for 22% and 16% and eight customers accounted for 52% and 51% of our accounts receivable, respectively.
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
Item 1.A. Risk Factors.
     There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 6. Exhibits.
     See the Exhibit Index included with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR WELL SERVICES, INC. Registrant
Dated: May 10, 2007	By:	/s/ David E. Wallace
David E. Wallace
Chief Executive Officer and Chairman of the Board of Directors

Dated: May10, 2007	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk
Vice President and Chief Financial Officer

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a)	Exhibits

31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the March 31, 2007 Quarterly Report on Form 10-Q.

31.2*	Sarbanes-Oxley Section 302 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the March 31, 2007 Quarterly Report on Form 10-Q.

32.1*	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the March 31, 2007 Quarterly Report on Form 10-Q.

32.2*	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the March 31, 2007 Quarterly Report on Form 10-Q.

*	Filed herewith.