Form 10-K/A
period 2006-12-31
Superior Well Services, INC
filed 2007-06-26
CIK 1323715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

As of June 22, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $305,778,523 based on the closing sale price as reported on the The NASDAQ Stock Market LLC.

As of June 25, 2007, there were outstanding 23,465,567 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2007 annual meeting of shareholders are incorporated by reference in Part III.

SUPERIOR WELL SERVICES, INC.
ANNUAL REPORT ON FORM 10-K/A
(AMENDMENT NO. 1)
EXPLANATORY NOTE
     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2007, to amend the disclosure in Items 6, 7 and 8 to reclassify our statements of cash flow data to reflect separately cash flows used to acquire businesses, net of cash acquired, within our cash flows from investing activities. We have also provided additional disclosure in Note 2 to our consolidated financial statements in Item 8 regarding acquisitions that were consummated in 2006.
     Other than the changes referred to above, all other information included in the above described Form 10-K, as amended, remains unchanged. This amendment does not reflect events occurring after the filing of such Form 10-K, as amended, and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below.

SUPERIOR WELL SERVICES, INC.
ANNUAL REPORT ON FORM 10-K/A

PART II
Item 6.	Selected Financial Data	3

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 8.	Financial Statements and Supplementary Data	20

PART IV
Item 15.	Exhibits and Financial Statement Schedules	38
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 6.	Selected Financial Data

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

	Year Ended December 31,
				2005	2006
	2002	2003	2004	(Superior Well	(Superior Well
	(Partnerships)	(Partnerships)	(Partnerships)	Services, Inc.)	Services, Inc.)
	(In thousands, except income per share information)

Statements of Income Data:
Revenue	$34,246	$51,462	$76,041	$131,733	$244,626
Cost of revenue	24,135	35,581	54,447	90,258	165,877

Gross profit	10,111	15,881	21,594	41,475	78,749
Selling, general and administrative expenses	4,723	7,609	11,339	17,809	25,716

Operating income	5,388	8,272	10,255	23,666	53,033
Interest expense	35	78	310	566	478
Other (expense) income	(7)	20	(148)	193	159
Income tax expense	—	—	—	13,826	20,791

Net income	$5,346	$8,214	$9,797	$9,467	$31,923

Pro Forma income tax expense (unaudited)(1)	(2,288)	(3,528)	(4,249)	—	—

Net income adjusted for pro forma income tax expense (unaudited)	$3,058	$4,686	$5,548	—	—

Net income per common share(2)
Basic	$0.16	$0.24	$0.29	$0.49	$1.63
Diluted	$0.16	$0.24	$0.29	$0.49	$1.63
Average Shares Outstanding
Basic	19,376,667	19,376,667	19,376,667	19,317,436	19,568,749
Diluted	19,376,667	19,376,667	19,376,667	19,317,436	19,568,749
Statements of Cash Flow Data:
Net cash provided by operations	$9,151	$6,692	$12,790	$16,742	$35,949
Net cash used in investing	(10,288)	(10,765)	(19,290)	(40,091)	(78,902)
Net cash provided by financing	—	4,827	6,751	32,570	88,940
Capital expenditures	9,813	9,150	19,409	40,790	77,424
Acquisitions, net of cash acquired	—	2,125	—	—	9,150
Depreciation and amortization	2,467	3,465	5,057	8,698	14,453
Balance Sheet Data (at period end):
Cash and cash equivalents	$538	$1,293	$1,544	$10,765	$56,752
Property, plant and equipment, net	19,437	26,036	40,594	72,691	141,424
Total assets	26,379	37,225	56,682	113,091	259,034
Long-term debt	34	80	11,093	1,258	1,597
Partners’ capital	18,837	30,112	33,819	—	—
Stockholders’ Equity	—	—	—	91,393	213,904
Other Financial Data:
EBITDA(3)	$7,848	$11,757	$15,164	$32,557	$67,645

(1)	Prior to our initial public offering in August 2005, we were not subject to federal or state income taxes due to our partnership structure. Pro forma income tax expense (unaudited) has been computed at statutory rates to reflect the pro forma effect on net income for periods prior to our holding company restructuring in August 2005.

(2)	Share and per share data have been retroactively restated to reflect our holding company restructuring in connection with our initial public offering in August 2005. For the calculations of earnings per share for the years ended December 31, 2002 through 2004, all shares are assumed to have been issued at the beginning of the period resulting in 19,376,667 average shares outstanding.

(3)	We define EBITDA as earnings (net income) before interest expense, income tax expense and depreciation and amortization This term, as we define it, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities or other income or cash flow statement data prepared in accordance with GAAP. Our management uses EBITDA:

•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis, since it removes the impact of our capital structure and asset base from our operating results;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	to assess compliance with financial ratios and covenants included in credit facilities;

•	in communications with lenders concerning our financial performance; and

•	to evaluate the viability of potential acquisitions and overall rates of return.

The following table presents a reconciliation of EBITDA with our net income for each of the periods indicated:

	Year Ended December 31,
				2005	2006
	2002	2003	2004	(Superior Well	(Superior Well
	(Partnerships)	(Partnerships)	(Partnerships)	Services, Inc.)	Services, Inc.)
	(In thousands)

Reconciliation of EBITDA to Net Income:
Net income	$5,346	$8,214	$9,797	$9,467	$31,923
Income tax expense	—	—	—	13,826	20,791
Interest expense	35	78	310	566	478
Depreciation and amortization	2,467	3,465	5,057	8,698	14,453

EBITDA	$7,848	$11,757	$15,164	$32,557	$67,645

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition and Cash Flows

Financial Condition.

Our working capital increased $55.5 million to $84.0 million at December 31, 2006 compared to December 31, 2005, primarily due to increases in cash, accounts receivable and inventory of $46.0 million, $23.9 million and $3.2 million, respectively. Cash increased due to proceeds from our follow-on equity offering in December 2006, and the increase in accounts receivable and inventory which was due to the higher revenue activity discussed above in “— Our Results of Operations.” Offsetting the increase in current assets were increases in accounts payable and accrued liabilities of $13.8 million and $3.0 million, respectively. These increases were due to the higher revenue activity levels. Additionally, capital expenditures were $69.8 million for the year ended December 31, 2006. The capital expenditures were financed through funds generated by our initial public offering in August 2005 and our December 2006 follow-on equity offering, as well as through $27.1 million of long term debt that was subsequently repaid using proceeds from our December 2006 follow-on equity offering.

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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
		2005	2006
	2004	(Superior Well	(Superior Well
	(Partnerships)	Services, Inc.)	Services, Inc.)
	(In thousands)

Cash flows from operations:
Net income	$9,797	$9,467	$31,923
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	—	9,284	4,758
Depreciation and amortization	5,057	8,698	14,453
Loss on disposal of equipment	185	280	224
Stock-based compensation	—	—	1,740
Changes in assets and liabilities:
Trade accounts receivable	(4,273)	(12,089)	(23,944)
Inventory	(1,096)	(1,926)	(3,190)
Prepaid expenses and other assets	438	(821)	249
Accounts payable	2,004	2,627	6,220
Income taxes payable	—	—	542
401(k) plan contribution and withholding	263	260	1,071
Advance payments on servicing contracts	69	278	324
Accrued wages and health benefits	287	176	621
Other accrued liabilities	59	508	958

Net cash provided by operations	12,790	16,742	35,949
Cash flows from investing:
Expenditure for property, plant and equipment, net of construction payables	(19,300)	(39,920)	(69,816)
Acquisition of businesses, net of cash acquired	—	—	(9,150)
Proceeds from sale of property, plant and equipment	—	—	79
Proceeds (expenditures) for other assets	—	(239)	(15)
Advances on notes receivable	—	68	—
Proceeds from notes receivable	10	—	—

Net cash used in investing	(19,290)	(40,091)	(78,902)
Cash flows from financing:
Principal payments on long-term debt	(188)	(12,236)	(27,019)
Proceeds from long-term borrowings	12,880	720	27,111
Proceeds from notes payable	217	10,511	—
Payments on notes payable		(14,466)	—
Net proceeds from common stock offerings	—	61,760	88,559
Issuance of restricted stock awards	—	—	289
Distributions to partners	(6,158)	(13,719)	—

Net cash provided by financing	6,751	32,570	88,940

Net increase in cash and cash equivalents	251	9,221	45,987
Cash and cash equivalents, beginning of period	1,293	1,544	10,765

Cash and cash equivalents, end of period	$1,544	$10,765	$56,752

Supplemental disclosure of cash flow data:
Interest paid	$310	$587	$437
Income taxes paid	$—	$5,156	$15,008
Equipment acquired through seller financed debt	$55	$—	$450

The accompanying notes are an integral part of these consolidated financial statements

\

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

Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on Superior’s consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s consolidated statements of income since their respective dates of acquisition. The excess of purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

On October 2, 2006, the Company acquired substantially all of the operating assets of Patterson Wireline, L.L.C. (“Patterson”) for approximately $8.7 million in cash. Patterson provides open hole and cased hole completion services and expands Superior’s operations and presence in Colorado and New Mexico. The operating assets included five cased hole and four open hole trucks and various tools and logging systems that are compatible with Superior’s existing systems. The acquisition resulted in approximately $2.9 million of goodwill. Intangible assets of approximately $800,000 consist of customer lists and covenants not to compete which are being amortized over an average life of 5 years. The Patterson acquisition was not material to the Company’s operations, financial position or cash flows.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 2007.

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