Form 10-Q
period 2007-06-30
Superior Well Services, INC
filed 2007-08-08
CIK 1323715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form l0-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number: 000-51435
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
      Yes ☐     No ☑
     As of August 7, 2007, there were outstanding 23,470,711 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

SUPERIOR WELL SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2006	2007
	(in thousands, except per share data)
Current Assets:
Cash and cash equivalents	$56,752	$—
Short-term investments	—	11,777
Trade accounts receivable, net of allowance of $772 and $1,122, respectively	47,325	52,089
Inventories	6,951	8,212
Prepaid expenses	908	455
Deferred income taxes	507	1,011

Total current assets	112,443	73,544

Property, Plant and Equipment:
Land	420	420
Building and improvements	3,323	3,770
Equipment and vehicles	149,195	205,730
Construction in progress	24,922	31,370

	177,860	241,290
Accumulated depreciation	(36,436)	(46,878)

Total property, plant and equipment, net	141,424	194,412
Goodwill	2,850	4,850
Intangible assets, net of accumulated amortization of $1,010 and $1,377, respectively	1,416	2,665
Deferred income taxes	585	267
Other assets	316	717

Total assets	$259,034	$276,455

Current Liabilities:
Accounts payable-trade	$21,565	$15,599
Income taxes payable	542	586
Current portion of long-term debt	382	390
401(k) plan contribution and withholding	1,982	775
Advance payments on servicing contracts	803	501
Accrued wages and health benefits	1,462	2,754
Other accrued liabilities	1,664	1,772

Total current liabilities	28,400	22,377

Long-term debt	1,597	1,291

Deferred income taxes	15,133	18,633

Stockholders’ Equity:
Common stock, voting, par $.01 per share, 70,000,000 shares authorized, 23,352,567 and 23,471,011 shares issued at December 31, 2006 and June 30, 2007, respectively	234	235
Additional paid-in capital	182,492	183,573
Retained earnings	31,178	50,346

Total stockholders’ equity	213,904	234,154

Total liabilities and stockholders’ equity	$259,034	$276,455

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in thousands, except per share data)
Revenue	$54,589	$84,807	$102,276	$161,515

Cost of revenue	37,704	59,480	69,440	113,466

Gross profit	16,885	25,327	32,836	48,049

Selling, general and administrative expenses	6,153	8,844	11,679	17,292

Operating income	10,732	16,483	21,157	30,757

Interest expense	49	47	87	106

Other income, net	50	209	191	767

Income before income taxes	10,733	16,645	21,261	31,418

Income taxes
Current	3,755	4,792	7,585	8,936
Deferred	547	1,693	889	3,314

	4,302	6,485	8,474	12,250

Net income	$6,431	$10,160	$12,787	$19,168

Earnings per common share:

Basic and fully diluted	$0.33	$0.44	$0.66	$0.83

Weighted average shares outstanding — basic	19,655,567	23,102,046	19,522,315	23,097,262
Weighted average shares outstanding — diluted	19,655,567	23,166,307	19,522,315	23,188,524
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Superior Well Services, Inc.
		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
	(in thousands)

BALANCE, DECEMBER 31, 2005	$194	$91,944	$(745)	$91,393

Net income	—	—	12,787	12,787

Issuance of restricted stock awards	3	276	—	279

Share-based compensation	—	873	—	873

BALANCE, JUNE 30, 2006	$197	$93,093	$12,042	$105,332

BALANCE, DECEMBER 31, 2006	$234	$182,492	$31,178	$213,904

Net income	—	—	19,168	19,168

Issuance of restricted stock awards	1	124	—	125

Share-based compensation	—	957	—	957

BALANCE, JUNE 30, 2007	$235	$183,573	$50,346	$234,154

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2006	2007
	(in thousands)
Cash flows from operations:
Net income	$12,787	$19,168
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	889	3,314
Depreciation and amortization	6,189	10,938
Loss on disposal of equipment	—	213
Share-based compensation	873	957
Changes in assets and liabilities:
Trade accounts receivable	(9,000)	(4,764)
Inventory	(289)	(1,261)
Prepaid expenses and other assets	401	453
Accounts payable-trade	1,183	(4,063)
Income taxes payable	1,515	44
401 (k) plan contribution and withholding	22	(1,207)
Advance payments on servicing contracts	281	(302)
Accrued wages and health benefits	1,036	1,292
Other accrued liabilities	529	108

Net cash provided by operations	16,416	24,890

Cash flows from investing:
Expenditure for property, plant and equipment, net of construction payables	(26,585)	(61,391)
Acquisition of businesses, net of cash acquired	(720)	(7,916)
Purchase of short-term investments, net	—	(11,777)
Expenditures for other assets	11	(401)
Proceeds from sale of property, plant and equipment	—	16

Net cash used in investing	(27,294)	(81,469)

Cash flows from financing:
Principal payments on long-term debt	(3,590)	(11,681)
Proceeds from long-term borrowings	3,500	11,383
Issuance of restricted stock awards	279	125

Net cash provided by/(used in) financing	189	(173)

Net decrease in cash and cash equivalents	(10,689)	(56,752)

Cash and cash equivalents, beginning of period	10,765	56,752

Cash and cash equivalents, end of period	$76	$—

Supplemental disclosure of cash flow data:
Interest paid	$32	$145
Income taxes paid	6,070	8,893
Equipment acquired through seller financed debt	450	—
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization
     Superior Well Services, Inc. (“Superior”) was formed as a Delaware corporation on March 2, 2005 for the purpose of serving as the parent holding company for Superior GP, L.L.C. (“Superior GP”), Superior Well Services, Ltd. (“Superior Well’’) and Bradford Resources, Ltd. (“Bradford’’). In May 2005, Superior and the partners of Superior Well and Bradford entered into a contribution agreement that resulted in the partners of Superior Well and Bradford contributing their respective partnership interests to Superior in exchange for shares of common stock of Superior (the “Contribution Agreement”). Superior Well is a Pennsylvania limited partnership that became a wholly owned subsidiary of Superior in connection with its initial public common stock offering. Bradford was also a Pennsylvania limited partnership that became a wholly owned subsidiary of Superior in connection with its initial public common stock offering, prior to its merger with and into Superior Well in December 2006.
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
     All of Superior’s short-term investments have contractual maturities of twelve months or less at time of acquisition. Because of the short term to maturity, and hence relative price insensitivity to changes in market interest rates, amortized cost approximates fair value for all these securities. Realized and unrealized gains or losses were not material in the three and six month periods ended June 30, 2006 and 2007.
     There were no short-term investments classified as trading or available for sale at December 31, 2006 and June 30, 2007. There were no short-term investments classified as held-to-maturity at December 31, 2006. The components of Superior’s held-to-maturity securities as of June 30, 2007 were as follows (amounts in thousands):

Government-sponsored enterprise	$7,000
Corporate obligations	4,777

Total held-to-maturity securities	$11,777

     Trade Accounts Receivable
     Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly regional, independent natural gas and oil companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account. For the three month periods ended June 30, 2006 and 2007, Superior recorded a provision for uncollectible accounts receivable of $75,000 and $275,000, respectively. For the six month periods ended June 30, 2006 and 2007, Superior recorded a provision for uncollectible accounts receivable of $150,000 and $350,000, respectively.
     Property, Plant and Equipment
     Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements and range from five to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $3.1 million and $5.7 million for the three months ended June 30, 2006 and 2007, respectively. Depreciation expense, excluding intangible amortization, amounted to $6.0 million and $10.6 million for the six months ended June 30, 2006 and 2007, respectively.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Revenue Recognition
     Superior’s revenue is comprised principally of service revenue. Product sales represent less than 1% of total revenues. Services and products are generally sold based on fixed or determinable pricing agreements with the customer and generally do not include rights of return. Service revenue is recognized when the services are provided and collectibility is reasonably assured. Substantially all of Superior’s services performed for customers are completed at the customer’s site within one day. Superior recognizes revenue from product sales when the products are delivered to the customer and collectibility is reasonably assured. Products are delivered and used by our customers in connection with the performance of our cementing services. Product sale prices are determined by published price lists provided to our customers.
     Inventories
     Inventories, which consist principally of materials consumed in Superior’s services provided to customers, are stated at the lower of cost or market using the specific identification method.
     Medical Expense
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
     Income Taxes
     Superior accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in Superior’s financial statements or tax returns. Using this method, deferred tax liabilities and assets were determined based on the difference between the financial carrying amounts and tax bases of assets and liabilities using enacted tax rates.
     Effective January 1, 2007, Superior adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained in audit, based on the technical merits of the position.
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
     Superior’s financial instruments are not held for trading purposes.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Acquisitions
     Assets acquired and liabilities assumed in business combinations were recorded on Superior’s consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by Superior have been included in Superior’s consolidated statements of income since their respective dates of acquisition. The excess of purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when Superior receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by Superior as further adjustments to the purchase price allocations.
     On October 2, 2006, Superior acquired substantially all of the operating assets of Patterson Wireline, L.L.C. (“Patterson”) for approximately $8.7 million in cash. Patterson provides open hole and cased hole completion services and expands Superior’s operations and presence in Colorado and New Mexico. The operating assets included five cased hole and four open hole trucks and various tools and logging systems that are compatible with Superior’s existing systems. The acquisition resulted in approximately $2.9 million of goodwill. Intangible assets of approximately $800,000 consist of customer lists and covenants not to compete which are being amortized over an average life of five years. The Patterson acquisition was not material to Superior’s operations, financial position or cash flows.
     In February 2007, Superior purchased substantially all the operating assets of ELI Wireline Services, Inc. (“ELI”) for approximately $7.9 million in cash. Eli provides open hole services and cased hold completion services. The operating assets include three cased hole trucks, three open hole trucks, two cavern storage logging units with sonar calipers and various tools and logging systems that are compatible with Superior’s existing systems. The acquired assets will be integrated into Superior’s Mid-Continent operations and expands its presence in Kansas, Oklahoma and Nebraska. ELI’s purchase cost included $4.3 million, $2.0 million and $1.6 million of property, plant and equipment, goodwill and intangible assets, respectively. The ELI acquisition was not material to Superior’s operations, financial position or cash flows.
     Goodwill and Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) no amortization is recorded for goodwill or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. SFAS No. 142 requires that goodwill and non-amortizable assets be assessed annually for impairment. Superior completed the annual impairment test for 2006 and no impairment was determined. At June 30, 2007, Superior’s intangible assets consist of $4.9 million of goodwill and $2.6 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended June 30, 2006 and 2007, Superior recorded amortization expense of $71,000 and $202,000, respectively. For the six months ended June 30, 2006 and 2007, Superior recorded amortization expense of $144,000 and $367,000, respectively.
     Concentration of Credit Risk
     Substantially all of Superior’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. One customer accounted for 14% and 13% of our revenue for the three months ended June 30, 2006 and 2007, respectively. One customer accounted for 16% and 13% of our revenue for the six months ended June 30, 2006 and 2007, respectively. At December 31, 2006 and June 30, 2007, one customer accounted for 22% and 11% and eight customers accounted for 52% and 45% of Superior’s accounts receivable, respectively.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Share Based Compensation
     Effective January 1, 2006, Superior adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. The three months ended June 30, 2006 and 2007 include $438,000 and $481,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R. The six months ended June 30, 2006 and 2007 include $873,000 and $957,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R.
     Weighted average shares outstanding
     The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations was 19,655,567 and 23,102,046 for the three months ended June 30, 2006 and 2007, respectively. The weighted average number of shares used in the basic earnings per share computations was 19,522,315 and 23,097,262 for the six months ended June 30, 2006 and 2007, respectively. Diluted per share information is calculated by also considering the impact of restricted common stock on the weighted average number of shares outstanding. The weighted average number of shares used in the fully diluted earnings per share computations was 19,655,567 and 23,166,307 for the three months ended June 30, 2006 and 2007, respectively. The weighted average number of shares used in the fully diluted earnings per share computations was 19,522,315 and 23,188,524 for the six months ended June 30, 2006 and 2007, respectively.
     Although the restricted shares are considered legally issued and outstanding under the terms of the restricted stock agreement, they are still excluded from the computation of basic earnings per share. Once vested, the shares are included in basic earnings per share as of the vesting date. Superior includes unvested restricted stock with service conditions in the calculation of diluted earnings per share using the treasury stock method. Assumed proceeds under the treasury stock method would include unamortized compensation cost and potential windfall tax benefits. If dilutive, the stock is considered outstanding as of the grant date for diluted earnings per share computation purposes. If anti-dilutive, it would be excluded from the diluted earnings per share computation. The restricted shares were anti-dilutive for the three and six months ended June 30, 2006.
     Reclassification
     Certain prior amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating income for any of the periods presented.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
impact of adopting SFAS No. 159; however, we do not expect it to have an effect on Superior’s consolidated financial statements.
3. Debt
     In October 2005, Superior entered into a revolving credit facility with its existing lending institution, Citizens Bank of Pennsylvania. The agreement provides for a $20 million revolving credit facility and matures in October 2009. Interest on the revolving credit facility is at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios, or the prime lending rate, at Superior’s option. The loan is secured by Superior’s accounts receivable, inventory and equipment. The revolving credit facility requires Superior to maintain a maximum debt to EBITDA ratio and a minimum amount of adjusted net tangible worth, each as defined under the credit agreement. At December 31, 2006 and June 30, 2007, Superior had no amounts outstanding under the revolving credit facility, $15.8 million of borrowing availability, $4.2 million of outstanding letters of credit and was in compliance with its financial covenants under the revolving credit facility.
     In August 2006, Superior entered into a standby term loan facility with its existing lending institution. The standby term loan facility provides an additional $30 million of borrowing capacity that can be used to finance equipment purchases. The standby term loan facility matures in August 2009, at which time the outstanding aggregate principle balance under the standby term loan facility will convert to a single amortizing 60 month term loan. Interest on the standby term loan facility is at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. The standby term loan facility contains leverage ratio and net worth covenants similar to those in the revolving credit facility, as well as a fixed charge coverage ratio covenant as specified in the standby term loan facility. The standby term loan facility is secured by Superior’s cash, investment property, accounts receivable, inventory, intangibles and equipment. At December 31, 2006 and June 30, 2007, Superior had no outstanding borrowings under the standby term loan facility, $18.0 million and $30.0 million of borrowing availability, respectively, and was in compliance with its financial covenants under the standby term loan facility.
     Long-term debt at December 31, 2006 and June 30, 2007 consisted of the following (amounts in thousands):

	December 31,	June 30,
	2006	2007
Notes payable due through December 2010, collateralized by specific buildings and equipment	$198	$171
Mortgage notes payable to a bank with interest at the bank’s prime lending rate minus 1%, payable in monthly installments of $7,111 plus interest through January 2019, collateralized by real property	1,331	1,277
Note payable to sellers with an interest rate of 7% due through September 2008, collateralized by equipment	450	233

	1,979	1,681
Less — Payments due within one year	382	390

Total	$1,597	$1,291

     Principal payments required under our long-term debt obligations during the next five years and thereafter are as follows: 2007-$382,000, 2008-$382,000, 2009-$157,000, 2010-$126,000, 2011-$103,000 and thereafter — $829,000.
4. Income taxes
     Superior accounts for income taxes and the related accounts under the liability method. Deferred taxes and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The provision for income taxes is comprised of:

	Period ended June 30, 2006		Period ended June 30, 2007
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
Current:
State and local	$667	$1,382	$826	$1,544
U.S. federal	3,088	6,203	3,966	7,392

Total current	3,755	7,585	4,792	8,936

Deferred:
State and local	96	157	300	587
U.S. federal	451	732	1,393	2,727

Total deferred	547	889	1,693	3,314

Provision for income tax expense	$4,302	$8,474	$6,485	$12,250

     Significant components of Superior’s deferred tax assets and liabilities are as follows:

	December 31,	June 30,
	2006	2007
	(amounts in thousands)
Deferred tax assets:
Restricted stock	$589	$618
Accrued expenses and other	207	225
Allowance for doubtful accounts receivable	296	435

Total deferred tax assets	1,092	1,278

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(15,133)	(18,633)

Total deferred tax liabilities	(15,133)	(18,633)

Net deferred taxes	$(14,041)	$(17,355)

     A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

	Period ended June 30, 2006		Period ended June 30, 2007
	Three months	Six months	Three months	Six months
	ended	ended	ended	ended

Income before income taxes	$10,733	$21,261	$16,645	$31,418
Statutory U.S. income tax rate	35%	35%	35%	35%

Tax expense using statutory U.S. income tax rate	3,757	7,441	5,826	10,996
State income taxes	496	1,000	732	1,385
Other	49	33	(73)	(131)

Income tax expense	$4,302	$8,474	$6,485	$12,250

Effective income tax rate	40%	40%	39%	39%

     In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained in audit, based on the technical merits of the position. Superior

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
adopted the provisions of FIN 48 effective January 1, 2007. The adoption did not have any impact on Superior’s total liabilities or stockholders’ equity. Superior’s consolidated balance sheets at December 31, 2006 and June 30, 2007 do not include any liabilities associated with uncertain income tax positions; further Superior has no unrecognized tax benefits that, if recognized would change the effective tax rate.
     Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain nature and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from the estimates. Superior is currently undergoing examination of its 2005 federal income tax returns by the Internal Revenue Service. Additionally, the Company is routinely involved in state and local tax audits. The tax periods open to audit and subject to examination by the tax authorities where Superior operates are 2005-2006.
     Superior classifies interest expense and penalties relating to uncertain tax positions as interest expense. Interest and penalties for the three and six month periods ended June 30, 2006 and 2007 have been insignificant in each period.
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
6. Related-Party Transactions
     Superior Well provides technical pumping services and down-hole surveying services to a customer owned by certain stockholders and directors of Superior. The total amounts of services provided to this affiliated party for the three months ended June 30, 2006 and 2007 were approximately $1,531,000 and $983,000 respectively. The total amounts of services provided to this affiliated party for the six months ended June 30, 2006 and 2007 were approximately $4,286,000 and $3,814,000 respectively. The accounts receivable outstanding from the affiliated party were $499,000 and $559,000 as of December 31, 2006 and June 30, 2007.
     Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain stockholders and directors of Superior. The total amounts paid to these affiliated parties were approximately $626,000 and $775,000 for the three months ended June 30, 2006 and 2007, respectively. The total amounts paid to these affiliated parties were approximately $1,156,000 and $1,671,000 for the six months ended June 30, 2006 and 2007, respectively. Superior Well had accounts payable to these affiliates of $442,000 and $275,000 at December 31, 2006 and June 30, 2007, respectively.
7. Commitments and Contingencies
     Minimum annual rental payments, principally for non-cancelable real estate and vehicle leases with terms in excess of one year, in effect at December 31, 2006, were as follows: 2007-$1,264,000; 2008-$1,143,000; 2009-$877,000; 2010-$577,000 and 2011-$139,000.
     Total rental expense charged to operations was approximately $403,000 and $704,000 for the three months ended June 30, 2006 and 2007, respectively. Total rental expense charged to operations was approximately $766,000 and $1,386,000 for the six months ended June 30, 2006 and 2007, respectively.
     Superior had commitments of approximately $64.7 million and $65.5 million for capital expenditures as of December 31, 2006 and June 30, 2007, respectively.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Superior is involved in various legal actions and claims arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of the operations or cash flow of Superior.
8. Stock Incentive Plan
     In July 2005, Superior adopted a stock incentive plan for its employees, directors and consultants. The 2005 Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, phantom stock awards, performance awards, bonus stock awards or any combination of the foregoing to employees, directors and consultants. A maximum of 2,700,000 shares of common stock may be issued pursuant to awards under the 2005 Stock Incentive Plan. The Compensation Committee of the Board of Directors, which is composed entirely of independent directors, determines all awards made pursuant to the 2005 Stock Incentive Plan.
     Effective January 1, 2006, Superior adopted SFAS 123R. Under this standard, companies are required to account for equity awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied.
     During 2006, Superior granted restricted common stock awards that totaled 290,900 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2006 of 50,000, 67,000 and 173,900, respectively. During 2007, Superior granted restricted common stock awards that totaled 125,200 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2007 of 22,000, 26,000 and 77,200, respectively. Each award is subject to a service requirement that requires the director, officer or key employee to continuously serve as a member of the Board of Directors or as an employee of Superior from the date of grant through the number of years following the date of grant as set forth in the following schedule. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the following schedule:

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
     Under the 2005 Stock Incentive Plan, the fair value of the restricted stock awards is based on the closing market price of Superior’s common stock on the date of grant. A summary of the activity of the Superior’s restricted stock awards are as follows:

		Weighted Average
	Number of	Grant Date Fair
	shares	Value Per Share
Nonvested at December 31, 2005	—	$—
Granted	290,900	28.48
Vested	—	—
Forfeited	(5,000)	28.56

Nonvested at December 31, 2006	285,900	28.47
Granted	125,200	22.89
Vested	(35,379)	28.47
Forfeited	(6,756)	—

Nonvested at June 30, 2007	368,965	$26.60

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The aggregate market value of cumulative awards was approximately $10.7 million, before the impact of income taxes. At June 30, 2007, Superior’s compensation costs related to non-vested awards amounted to $7.1 million. Superior is recognizing the expense in connection with the restricted share awards ratably over the five year vesting period. Compensation expense related to the stock incentive plan for the three months ended June 30, 2006 and 2007, was $438,000 and $481,000, respectively. Compensation expense related to the stock incentive plan for the six months ended June 30, 2006 and 2007, was $873,000 and $957,000, respectively.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially form those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under “Cautionary Statement Regarding Forward-Looking Statements.”
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
     When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as other written and oral statements made or incorporated by reference from time to time by us in other reports, filings with the SEC, press releases, conferences, or otherwise, may be deemed to be forward-looking statements. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2007		2006		2007
Technical pumping services	$49,008	89.8%	$71,572	84.4%	$92,027	90.0%	$138,852	86.0%
Down-hole surveying services	5,581	10.2	13,235	15.6	10,249	10.0	22,663	14.0

Total revenue	$54,589	100.0%	$84,807	100.0%	$102,276	100.0%	$161,515	100.0%

The following is a brief description of our services:
     Technical Pumping Services
     We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 54.7%, 9.2%, and 20.5% of our revenue for the three months ended June 30, 2007 and 56.4%, 8.7% and 20.9% of our revenue for the six months ended June 30, 2007, respectively. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue for the three and six months ended June 30, 2006 and 2007. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.
     Down-Hole Surveying Services
     We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 15.6% of our revenue for the three months ended June 30, 2007 and 14.0% of our revenue for the six months ended June 30, 2007, respectively. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.
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
     How We Evaluate Our Operations
     Our management uses a variety of financial and operational measurements to analyze the performance of our services. These measurements include the following: (1) operating income per operating region; (2) material and labor expenses as a percentage of revenue; (3) selling, general and administrative expenses as a percentage of revenue; and (4) EBITDA, which is not a measure of performance under GAAP and is discussed in more detail below.
      Operating Income per Operating Region.
     We currently service customers in five operating regions through our 21 service centers. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania; Wooster, Ohio; Kimball, Buckhannon and Jane Lew, West Virginia; Norton, Virginia; and Gaylord, Michigan. Our Southeast region service centers are located in Cottondale, Alabama; Columbia, Mississippi; and Bossier City, Louisiana. Our Mid-Continent region service centers are located in Hominy, Enid and Cleveland, Oklahoma; Van Buren, Arkansas and Hays, Kansas. Our Rocky Mountain region service centers are located in Vernal, Utah, Farmington, New Mexico and Trinidad. Our Southwest region service center is located in Alvarado, Texas.
     We currently expect to commence operations for four additional service centers during the second half of 2007. The service centers will be located in Clinton, Oklahoma; Brighton, Colorado; Rock Springs, Wyoming; and Artesia, New Mexico.
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
     EBITDA.
     We define EBITDA as net income before interest expense, income tax expense and depreciation and amortization expense. We consider EBITDA to be important indicators for the performance of our business, but not measures of performance calculated in accordance with GAAP. Our management uses EBITDA:
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
     EBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as an alternative to cash flow from operating activities or as an alternative to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate EBITDA differently than we do and EBITDA may not be comparable with similarly titled measures reported by other companies.
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

     Customer Satisfaction.
     Upon completion of each job, we encourage our customers to complete a ''pride in performance survey’’ that gauges their satisfaction level. The customer evaluates the performance of our service crew under various criteria and comments on their overall satisfaction level. Survey results give our management valuable information from which to identify performance issues and trends. Our management also uses the results of these surveys to evaluate our position relative to our competitors in the various markets in which we operate.
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
     We anticipate that oil and natural gas exploration and production companies will continue to respond to sustained increases in demand by expanding their exploration and drilling activities and increasing capital spending. In recent years, much of this expansion has focused on natural gas. According to recent Baker Hughes rig count data, the average total rig count in the United States increased 93.4% from 918 in 2000 to 1,775 through the last week of July 2007, while the average natural gas rig count increased 104.7% from 720 in 2000 to 1,474 through the last week of July 2007. While the number of rigs drilling for natural gas has increased by more than 250% since 1996, natural gas production has decreased by approximately 3% over the same period of time. This is largely a function of increasing decline rates for natural gas wells in the United States. We believe that a continued increase in U.S. drilling and workover activity will be required for the natural gas industry to help meet the expected increased demand for natural gas in the United States, which we believe will continue to generate a strong demand for our services.
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

     The following table shows our revenue from each operating region for the three and six month periods ended June 30, 2006 and 2007 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2006		2007		2006		2007
Appalachian	$28,035	51.4%	$35,225	41.5%	$52,555	51.4%	$67,758	42.0%
Southeast	13,814	25.3	16,741	19.8	26,203	25.6	29,867	18.5
Southwest	—	—	9,474	11.2	—	—	17,947	11.1
Rocky Mountain	2,833	5.2	9,353	11.0	3,947	3.9	17,773	11.0
Mid-Continent	9,907	18.1	14,014	16.5	19,571	19.1	28,170	17.4

Total	$54,589	100.0%	$84,807	100.0%	$102,276	100.0%	$161,515	100.0%

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
     To successfully execute our growth strategy, we will require access to capital on competitive terms to the extent that we do not generate sufficient cash from operations. We intend to finance future acquisitions primarily by using capacity available under our bank credit facilities and equity or debt offerings or a combination of both. For a more detailed discussion of our capital resources, please read “ — Liquidity and Capital Resources.”
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
     The following table and discussion that follows provide a comparison of our results of operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Statement of Operations Data:
Revenues:
Technical pumping services	$49,008	$71,572	$92,027	$138,852
Down-hole surveying services	5,581	13,235	10,249	22,663

Total revenues	54,589	84,807	102,276	161,515

Expenses:
Cost of revenue	37,704	59,480	69,440	113,466
Selling, general and administrative	6,153	8,844	11,679	17,292

Total expense	43,857	68,424	81,119	130,758

Operating income	$10,732	$16,483	$21,157	$30,757

     Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Revenue.
     Revenue was $84.8 million for the three months ended June 30, 2007 compared to $54.6 million for the three months ended June 30, 2006, an increase of 55.4%. Increased activity levels and pricing improvements led to the increases in 2007. Revenue by operating region increased in 2007 by $7.2 million, $2.9 million, $4.1 million, $9.5 million and $6.5 million in the Appalachian, Southeast, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. Approximately $20.8 million of the total increase was attributable to new service centers. New service center revenue by operating region increased in the second quarter of 2007 by $2.6 million, $2.8 million, $9.5 million and $5.9 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively, compared to the second quarter of 2006. A service center is considered to be a new center until it has twelve months of operating history with Superior. New service centers include: Buckhannon, WV (Appalachian), Norton, VA (Appalachian), Jane Lew, WV (Appalachian), Hays, KS (Mid-Continent), Enid, OK (Mid-Continent), Alvarado, TX (Southwest), Farmington, NM (Rocky Mountain) and Trinidad, CO (Rocky Mountain). Existing service center revenue by operating region increased in the second quarter of 2007 by $4.6 million, $2.9 million, $1.3 million, and $0.6 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively, compared to the second quarter of 2006.
     Cost of Revenue.
     Cost of revenue was $59.5 million for the three months ended June 30, 2007 compared to $37.7 million for the three months ended June 30, 2006, an increase of 57.8%. Approximately $14.7 million of the aggregate increase in cost of revenues was attributable to the establishment of new service centers. New service center cost of revenues by operating region increased in the second quarter of 2007 by $2.4 million, $1.9 million, $7.2 million and $3.2 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively, compared to the second quarter of 2006. As a percentage of revenues, cost of revenues increased approximately 1.1% to 70.1% for the second quarter of 2007 compared to the second quarter of 2006 due principally to higher depreciation expenses. As a percentage of revenue, depreciation expenses increased 1.3% to 6.8% for the second quarter of 2007 compared to the second quarter of 2006 due principally to the higher levels of capital expenditures made to expand our equipment fleet. Labor expenses as a percentage of revenues decreased from 19.1% in the second quarter of 2006 to 18.9% in the second quarter of 2007 due to higher personnel utilization in several of our operating regions.
     Selling, General and Administrative Expenses (SG&A).
     SG&A expenses were $8.8 million for the three months ended June 30, 2007 compared to $6.2 million for the three months ended June 30, 2006, an increase of 43.7%. Approximately $1.8 million was attributable to the establishment of new service centers. New service center SG&A expenses in the second quarter of 2007 increased by $0.4 million, $0.4 million, $0.6 million and $0.4 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively, compared to the second quarter of 2006. The increase in SG&A expense was primarily due to higher labor expenses associated with increased activity levels. Labor expenses increased $1.6 million in the second quarter of 2007 compared to the second quarter of 2006 because we hired additional management, sales and administrative personnel to manage the growth in our operations. Approximately $1.1 million of the labor expense increases in the second quarter of 2007 compared to the second quarter of 2006 is related to our new service centers. As a percentage of revenue, SG&A expenses declined from 11.3% in the second quarter of 2006 to 10.4% in the second quarter of 2007. The percentage decline was principally due to the ability to allocate the fixed cost component of these costs over a higher base of revenue. As a percentage of revenue, the portion of labor expenses included in SG&A expense decreased from 6.4% in the second quarter of 2006 to 6.0% in the second quarter of 2007. Higher activity levels caused rent, insurance and office expenses to increase 2007 SG&A expenses by $0.2 million, $0.3 million and $0.2 million, respectively.
     Operating Income.
     Operating income was $16.5 million for the three months ended June 30, 2007 compared to $10.7 million for the three months ended June 30, 2006, an increase of 53.6%. As a percentage of revenue, operating income decreased from 19.7% in the three months ended June 30, 2006 to 19.4% in the three months ended June 30, 2007.

New service centers increased operating income by $4.3 million in the second quarter of 2007 compared to the second quarter of 2006. New service center operating income increased (decreased) in the second quarter of 2007 by ($0.2) million, $0.5 million, $1.7 million and $2.3 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively compared to the second quarter of 2006. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $8.6 million in 2007 to $22.6 million. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see “Non-GAAP Accounting Measures.” Net income increased $3.7 million to $10.2 million in the second quarter of 2007 compared to the second quarter of 2006 due to increased activity levels described above.
     Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Revenue.
     Revenue was $161.5 million for the six months ended June 30, 2007 compared to $102.3 million for the six months ended June 30, 2006, an increase of 57.9%. Increased activity levels and pricing improvements led to the increases in 2007. Revenue by operating region increased in 2007 by $15.2 million, $3.7 million, $8.6 million, $17.9 million and $13.8 million in the Appalachian, Southeast, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. Approximately $38.1 million of the total increase was attributable to new service centers. New service center revenue by operating region increased in the six months ended June 30, 2007 by $5.8 million, $4.5 million, $17.9 million and $9.9 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively, compared to the six months ended June 30, 2006. New service centers include: Buckhannon, WV (Appalachian), Norton, VA (Appalachian), Jane Lew, WV (Appalachian), Hays, KS (Mid-Continent), Enid, OK (Mid-Continent), Alvarado, TX (Southwest), Farmington, NM (Rocky Mountain) and Trinidad, CO (Rocky Mountain). Existing service center revenue by operating region increased in the six months ended June 30, 2007 by $9.4 million, $3.7 million, $4.1 million, and $3.9 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively, compared to the six months ended June 30, 2006.
     Cost of Revenue.
     Cost of revenue was $113.5 million for the six months ended June 30, 2007 compared to $69.4 million for the six months ended June 30, 2006, an increase of 63.4%. Approximately $30.1 million of the aggregate increase in cost of revenues was attributable to the establishment of new service centers. New service center cost of revenues by operating region increased in the six months ended June 30, 2007 by $5.4 million, $3.5 million, $15.1 million and $6.1 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively, compared to the six months ended June 30, 2006. As a percentage of revenues, cost of revenues increased 2.4% to 70.3% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to higher material, labor and depreciation expenses. As a percentage of revenue, material costs increased 1.3% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to higher sand and cement transportation expenses, as well as outsourcing expenses incurred when scheduled equipment deliveries were delayed and certain services were subcontracted to other well servicing operators. Labor expenses as a percentage of revenues increased from 18.8% in the six months ended June 30, 2006 to 19.1% in the six months ended June 30, 2007 due to lower personnel utilization relating to winter weather experienced during the first quarter in several of our operating regions, as well as delays in equipment deliveries. As a percentage of revenue, depreciation expenses increased 0.8% to 6.6% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to the higher levels of capital expenditures made to expand our equipment fleet.
     Selling, General and Administrative Expenses (SG&A).
     SG&A expenses were $17.3 million for the six months ended June 30, 2007 compared to $11.7 million for the six months ended June 30, 2006, an increase of 48.1%. Approximately $3.8 million was attributable to the establishment of new service centers. New service center SG&A expenses in the six months ended June 30, 2007 increased by $0.8 million, $0.6 million, $1.4 million and $1.0 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively compared to the six months ended June 30, 2006. The increase in SG&A expense was primarily due to higher labor expenses associated with increased activity levels. Labor expenses increased $3.4 million in the six months ended June 30, 2007, compared to the six months ended June 30, 2006 because we hired additional management, sales and administrative personnel to manage the growth in our operations. Approximately $2.3 million of the labor expense increases in the six months ended June 30, 2007, compared to the six months ended June 30, 2006 is related to our new service centers. As a percentage of revenue, SG&A expenses declined from 11.4% in the six months ended June 30, 2006 to 10.7% in the six months ended June 30, 2007. The percentage decline was due to the ability to allocate the fixed cost component of these costs over a higher base of revenue. As a percentage of revenue, the portion of labor expenses included in SG&A expense decreased from 6.5% in the second quarter of 2006 to 6.2% in the second quarter of 2007. Higher activity levels caused rent, insurance and office expenses to increase 2007 SG&A expenses by $0.4 million, $0.5 million and $0.5 million, respectively.
     Operating Income.
     Operating income was $30.8 million for the six months ended June 30, 2007 compared to $21.2 million for the six months ended June 30, 2006, an increase of 45.4%. As a percentage of revenue, operating income decreased from 20.7% in the six months ended June 30, 2006 to 19.0% in the six months ended June 30, 2007. The primary reason for this decrease was higher material, labor and outsourcing expenses, coupled with the establishment of new service centers and the expansion of operations in existing service centers. New service centers increased operating income by $4.2 million in the six months ended June 30, 2007 compared to amounts for the six months ended June 30, 2006. New service center operating income increased (decreased) in the six months ended June 30, 2007 by ($0.4) million, $0.4 million, $1.4 million and $2.8 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively compared to the six months ended June 30, 2006. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $14.9 million in 2007 to $42.5 million. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see “Non-GAAP Accounting Measures.” Net income increased $6.4 million to $19.2 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to increased activity levels described above.
Liquidity and Capital Resources
     We rely on cash generated from operations, future public equity and debt offerings and borrowings under our revolving credit facility to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At June 30, 2007, we had $11.8 million of cash and cash equivalents and short-term investments, $30 million available under a standby term loan facility and $15.8 million of availability under a revolving credit loan, all of which can be used for planned capital expenditures and to make acquisitions.
     Financial Condition and Cash Flows
     Financial Condition.
     Our working capital decreased $32.9 million to $51.2 million at June 30, 2007 compared to December 31, 2006, primarily due to decreases in cash and accounts payable, as well as increases in accounts receivable and inventory of $56.8 million, $4.1 million, $4.8 million and $1.3 million, respectively. Cash was used to fund $61.4 million of additions to property, plant and equipment, and purchase $11.8 million of short-term investments. In addition, cash was used to fund a $4.8 million increase in accounts receivable which was due to the higher revenue activity and the timing of payments as discussed above in “— Our Results of Operations.” Offsetting the increase in accounts receivable and inventory was an increase in accrued wages and health benefits of $1.3 million. This increase was due to higher revenue activity levels and the timing of the payment of accrued liabilities.
     Cash flows from operations.
     Our cash flow from operations increased $8.5 million to $24.9 million for the six months ended June 30, 2007 compared to June 30, 2006. Contributing to an increase in cash flow from operations were non-cash stock based compensation, depreciation and amortization, and deferred income taxes of $1.0 million, $10.9 million, and $3.3 million, respectively. These increases were partially offset by working capital changes that decreased cash flows from operations by $5.4 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Working capital decreased cash flow from operations due to growth in accounts receivable and inventory as a result of higher revenues. Accounts receivable and inventory increased $4.8 million and $1.3 million, respectively for the six months ended June 30, 2007. Working capital increased cash flow from operations due to a $4.1 million decrease in accounts payable for the six months ended June 30, 2007.
     Cash flows used in investing activities.
     Net cash used in investing activities increased from $27.3 million for the six months ended June 30, 2006 to $81.5 million for the six months ended June 30, 2007. The increase was principally due to the purchase of $11.8 million of short-term investments and $61.4 million of capital expenditures to purchase and upgrade pumping and down-hole surveying equipment. During the first quarter of 2007, we spent $7.9 million to acquire substantially all of the operating assets of ELI Wireline Services, Inc. (“ELI”). The operating assets included 3 cased hole trucks, 3 open hole trucks, 2 cavern storage logging units with sonar calipers and various tools and logging systems that are compatible with our existing systems. The acquired assets were integrated into our Mid-Continent operations and expand our presence in Kansas, Oklahoma and Nebraska. During the six months ended June 30, 2007, goodwill and intangible assets increased by $3.6 million due to the ELI asset acquisition.
     Cash flows from financing activities.
     Net cash provided by financing activities decreased $362,000 from $189,000 for the six months ended June 30, 2006 to net cash used in financing activities of $173,000 for the six months ended June 30, 2007, primarily due to fewer restricted stock awards in the second quarter of 2007.
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
     We continually monitor new advances in pumping equipment and down-hole technology and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. Our total 2007 capital expenditure budget is approximately $84.0 million. For the six months ended June 30, 2007, we made capital expenditures of approximately $61.4 million to purchase new and upgrade existing pumping and down-hole surveying equipment. These purchase and upgrades allow us to deploy additional service crews. We plan to continue to focus on expanding our ability to provide stimulation services for high-pressure wells, with approximately 45-50% of our planned 2007 capital expenditures budgeted for high-pressure pumping equipment.
     Given our objective of growth through organic expansions and selective acquisitions, we anticipate that we will continue to invest significant amounts of capital to acquire businesses and assets. We actively consider a variety of businesses and assets for potential acquisitions, although currently we have no agreements or understandings with respect to any acquisition. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “— Our Growth Strategy.” Management believes that cash flows from operations, combined with cash and cash equivalents and borrowing under our bank credit facilities will provide us with sufficient capital resources and liquidity to fund capital expenditures that are presently projected.
     Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2007.

     Description of Our Indebtedness
     We used the proceeds from our follow-on equity offering in December 2006 to repay all amounts outstanding under our credit facilities. In October 2005, we entered into a $20.0 million revolving credit facility with our existing lending institution, which matures in October 2009. Interest on the revolving credit facility is at LIBOR plus a spread of 1.00% to 1.25%, based upon certain financial ratios, or the prime lending rate, at our option. As of June 30, 2007, we had no borrowings under our revolving credit facility and had $15.8 million of available capacity and $4.2 million in letters of credit outstanding.
     In August 2006, we entered into a standby term loan facility with our existing lending institution. The standby term loan facility provides an additional $30.0 million of borrowing capacity that can be used to finance equipment purchases. The standby term loan facility matures in August 2009, at which time the outstanding aggregate principle balance under the standby term facility will convert to a single amortizing 60-month term loan. Interest on the standby term loan facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. As of June 30, 2007, we had no borrowings under the standby term loan facility and had $30.0 million of borrowing availability.
     The standby term loan facility and revolving credit facility are secured by our cash, investment property, accounts receivable, inventory, intangibles and equipment. Both facilities contain leverage ratio and net worth covenants and a fixed charge coverage ratio as specified in the respective credit agreements. At June 30, 2007, we were in compliance with the financial covenants required under our revolving credit facility and our standby term loan facility.
     At June 30, 2007, we had $1.7 million of other indebtedness, collateralized by specific buildings and equipment.
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
Critical Accounting Policies
     The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting standards have developed. Accounting standards generally do not involve a selection among alternatives, but involve the implementation and interpretation of existing standards, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable standards on or before their adoption, and we believe the proper implementation and consistent application of the accounting standards are critical. For further details on our accounting policies, please read Note 2 to the consolidated financial statements included elsewhere in this report.
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

     Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, no amortization is recorded for goodwill and /or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. SFAS No. 142 requires that goodwill and non-amortizable assets be assessed annually for impairment. We completed the annual impairment test for 2006 and no impairment was determined. At June 30, 2007, our intangible assets consisted of $4.9 million of goodwill and $2.6 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended June 30, 2006 and 2007, we recorded amortization expense of $71,000 and $202,000, respectively. For the six months ended June 30, 2006 and 2007, we recorded amortization expense of $144,000 and $367,000, respectively.
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
     Medical Expenses
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
     Share Based Compensation
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
     The following table presents a reconciliation of EBITDA with our net income for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Reconciliation of EBITDA to Net Income:
Net income (1)	$6,431	$10,160	$12,787	$19,168
Income tax expense	4,302	6,485	8,474	12,250
Interest expense	49	47	87	106
Depreciation and amortization	3,196	5,935	6,189	10.938

EBITDA	$13,978	$22,627	$27,537	$42,462

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
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility established in October 2005, which has a variable interest rate based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of June 30, 2007 would result in interest expense, and a corresponding decrease in net income, of less than $0.2 million annually.
     Concentration of Credit Risk. Substantially all of our customers are engaged in the oil and natural gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. One customer accounted for 14% and 13% of our revenue for the three months ended June 30, 2006 and 2007, respectively. One customer accounted for 16% and 13% of our revenue for the six months ended June 30, 2006 and 2007, respectively. At December 31, 2006 and June 30, 2007, one customer accounted for 22% and 11% and eight customers accounted for 52% and 45% of our accounts receivable, respectively.
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
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance of the achievement of these objectives.
     Changes in Internal Control over Financial Reporting. There were no changes in our system of internal control over financial reporting that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are named as a defendant, from time to time, in litigation relating to our normal business operations. Our management is not aware of any significant litigation, pending or threatened, that would have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1A. Risk Factors.
     There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our Annual Meeting of Stockholders was held on May 17, 2007 to (1) elect three Class II members of the Board of Directors to serve for three-year terms and (2) ratify the appointment of Schneider Downs & Co., Inc. as our independent registered public accounting firm for the year ending December 31, 2007.
     The three Class II directors who were elected were John A. Staley, IV, David E. Snyder, and Edward J. DiPaolo. The number of affirmative votes, negative votes and the number of votes withheld for the directors elected were:

	Number of
	Affirmative		Number
Names	Votes	Against	Withheld
John A. Staley, IV	20,265,894	—	205,586
David E. Snyder	19,460,836	—	1,010,644
Edward J. DiPaolo	19,440,725	—	1,030,755
     Following the annual meeting, Mark A. Snyder, Anthony J. Mendicino, Charles C. Neal and David E. Wallace continued in their terms as directors.
     The number of affirmative votes, negative votes and the number of abstentions with respect to the ratification of the appointment of Schneider Downs & Co., Inc. were as follows:

	Number of
	Affirmative		Number
	Votes	Against	Withheld
Ratification of appointment of Schneider Downs & Co., Inc.	20,455,183	8,403	7,893
     There were 2,996,548 broker non-votes.
Item 6. Exhibits.
     See the Index to Exhibits included with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR WELL SERVICES, INC. Registrant
Dated: August 8, 2007	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a) Exhibits
The exhibits marked with an asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.

10.1*†	Employment Agreement between Daniel Arnold and Superior Well Services, Inc., dated May 14, 2007.
10.2*†	Indemnification Agreement between Daniel Arnold and Superior Well Services, Inc. dated May 14, 2007.
10.3*	Third Amendment to Credit Agreement, dated May 15, 2007.
31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the June 30, 2007 Quarterly Report on Form 10-Q.
31.2*	Sarbanes-Oxley Section 302 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the June 30, 2007 Quarterly Report on Form 10-Q.
32.1*	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the June 30, 2007 Quarterly Report on Form 10-Q.
32.2*	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the June 30, 2007 Quarterly Report on Form 10-Q.

†	Denotes a management contract or compensatory plan or arrangement.