Form 10-Q
period 2007-09-30
Superior Well Services, INC
filed 2007-11-06
CIK 1323715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form l0-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
          Yes ☐ No ☑
     As of November 2, 2007, there were outstanding 23,478,560 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

SUPERIOR WELL SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2006	2007
	(in thousands, except per share data)
Current Assets:
Cash and cash equivalents	$56,752	$1,093
Trade accounts receivable, net of allowance of $772 and $1,354, respectively	47,325	61,382
Inventories	6,951	9,061
Prepaid expenses	908	1,116
Deferred income taxes	507	1,314

Total current assets	112,443	73,966

Property, Plant and Equipment:
Land	420	420
Building and improvements	3,323	4,317
Equipment and vehicles	149,195	241,012
Construction in progress	24,922	25,952

	177,860	271,701
Accumulated depreciation	(36,436)	(53,245)

Total property, plant and equipment, net	141,424	218,456
Goodwill	2,850	4,850
Intangible assets, net of accumulated amortization of $1,010 and $1,579, respectively	1,416	2,467
Deferred income taxes	585	316
Other assets	316	712

Total assets	$259,034	$300,767

Current Liabilities:
Accounts payable-trade	$21,565	$23,734
Income taxes payable	542	490
Current portion of long-term debt	382	390
401(k) plan contribution and withholding	1,982	1,195
Advance payments on servicing contracts	803	193
Accrued wages and health benefits	1,462	3,554
Other accrued liabilities	1,664	2,292

Total current liabilities	28,400	31,848

Long-term debt	1,597	1,245

Deferred income taxes	15,133	21,545

Stockholders’ Equity:
Common stock, voting, par $.01 per share, 70,000,000 shares authorized, 23,352,567 and 23,478,560 shares issued at December 31, 2006 and September 30, 2007, respectively	234	235
Additional paid-in capital	182,492	183,918
Retained earnings	31,178	61,976

Total stockholders’ equity	213,904	246,129

Total liabilities and stockholders’ equity	$259,034	$300,767

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(in thousands, except per share data)
Revenue	$67,205	$94,317	$169,481	$255,832

Cost of revenue	45,152	66,112	114,592	179,578

Gross profit	22,053	28,205	54,889	76,254

Selling, general and administrative expenses	6,813	9,330	18,492	26,622

Operating income	15,240	18,875	36,397	49,632

Interest expense	77	71	164	177

Other income, net	1	33	192	800

Income before income taxes	15,164	18,837	36,425	50,255

Income taxes
Current	4,683	4,647	12,268	13,583
Deferred	1,119	2,560	2,008	5,874

	5,802	7,207	14,276	19,457

Net income	$9,362	$11,630	$22,149	$30,798

Earnings per common share:

Basic and fully diluted	$0.48	$0.50	$1.14	$1.33

Weighted average shares outstanding — basic	19,376,667	23,102,291	19,376,667	23,098,945
Weighted average shares outstanding — diluted	19,376,667	23,142,350	19,376,667	23,194,945
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Superior Well Services, Inc.
		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
	(in thousands)
BALANCE, DECEMBER 31, 2005	$194	$91,944	$(745)	$91,393

Net income	—	—	22,149	22,149

Issuance of restricted stock awards	3	286	—	289

Share-based compensation	—	1,305	—	1,305

BALANCE, SEPTEMBER 30, 2006	$197	$93,535	$21,404	$115,136

BALANCE, DECEMBER 31, 2006	$234	$182,492	$31,178	$213,904

Net income	—	—	30,798	30,798

Issuance of restricted stock awards	1	133	—	134

Restricted stock forfeitures	—	(157)	—	(157)

Share-based compensation	—	1,450	—	1,450

BALANCE, SEPTEMBER 30, 2007	$235	$183,918	$61,976	$246,129

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2006	2007
	(in thousands)
Cash flows from operations:
Net income	$22,149	$30,798
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	2,007	5,874
Depreciation and amortization	9,922	17,628
Loss on disposal of equipment	30	264
Share-based compensation	1,305	1,450
Changes in assets and liabilities:
Trade accounts receivable	(17,842)	(14,057)
Inventory	(1,235)	(2,110)
Prepaid expenses and other assets	(285)	(208)
Accounts payable-trade	10,654	(647)
Income taxes payable	208	(52)
401 (k) plan contribution and withholding	310	(787)
Advance payments on servicing contracts	881	(610)
Accrued wages and health benefits	2,400	2,092
Other accrued liabilities	1,122	628

Net cash provided by operations	31,626	40,263

Cash flows from investing:
Expenditure for property, plant and equipment, net of construction payables	(51,141)	(87,262)
Acquisition of businesses, net of cash acquired	—	(7,921)
Purchase of short-term investments	—	(18,967)
Proceeds from sales of short-term investments	—	18,967
Expenditures for other assets	—	(396)
Proceeds from sale of property, plant and equipment	—	24

Net cash used in investing	(51,141)	(95,555)

Cash flows from financing:
Principal payments on long-term debt	(4,648)	(32,459)
Proceeds from long-term borrowings	13,216	32,115
Issuance/forfeitures of restricted stock, net	289	(23)

Net cash provided by/(used in) financing	8,857	(367)

Net decrease in cash and cash equivalents	(10,658)	(55,659)

Cash and cash equivalents, beginning of period	10,765	56,752

Cash and cash equivalents, end of period	$107	$1,093

Supplemental disclosure of cash flow data:
Interest paid	$132	$193
Income taxes paid	11,575	13,635
Equipment acquired through seller financed debt	450	—
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	Organization
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
     All of Superior’s short-term investments have contractual maturities of twelve months or less at time of acquisition. Because of the short term to maturity, and hence relative price insensitivity to changes in market interest rates, amortized cost approximates fair value for all these securities. There were no short-term investments classified as trading or available for sale at December 31, 2006 and September 30, 2007. Realized and unrealized gains or losses were not material in the three and nine month periods ended September 30, 2006 and 2007.
     Trade Accounts Receivable
     Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly regional, independent natural gas and oil companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account. For the three month periods ended September 30, 2006 and 2007, Superior recorded a provision for uncollectible accounts receivable of $413,000 and $232,000, respectively. For the nine month periods ended September 30, 2006 and 2007, Superior recorded a provision for uncollectible accounts receivable of $563,000 and $582,000, respectively.
     Property, Plant and Equipment
     Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements and range from five to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $3.6 million and $6.5 million for the three months ended September 30, 2006 and 2007, respectively. Depreciation expense, excluding intangible amortization, amounted to $9.7 million and $17.1 million for the nine months ended September 30, 2006 and 2007, respectively.
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
     Goodwill and Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) no amortization is recorded for goodwill or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. SFAS No. 142 requires that goodwill and non-amortizable assets be assessed annually for impairment. Superior completed the annual impairment test for 2006 and no impairment was determined. At September 30, 2007, Superior’s intangible assets consist of $4.9 million of goodwill and $2.4 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended September 30, 2006 and 2007, Superior recorded amortization expense of $88,000 and $203,000, respectively. For the nine months ended September 30, 2006 and 2007, Superior recorded amortization expense of $232,000 and $569,000, respectively.
     Concentration of Credit Risk
     Substantially all of Superior’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. One customer accounted for 13% and 12% of our revenue for the three months ended September 30, 2006 and 2007, respectively. One customer accounted for 15% and 12% of our revenue for the nine months ended September 30, 2006 and 2007, respectively. At December 31, 2006 and September 30, 2007, one customer accounted for 22% and 12% and eight customers accounted for 52% and 54% of Superior’s accounts receivable, respectively.
     Share Based Compensation
     Effective January 1, 2006, Superior adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. The three months ended September 30, 2006 and 2007 include $435,000 and $494,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R. The nine months ended September 30, 2006 and 2007 include $1,305,000 and $1,450,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Weighted average shares outstanding
     The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations was 19,376,667 and 23,102,291 for the three months ended September 30, 2006 and 2007, respectively. The weighted average number of shares used in the basic earnings per share computations was 19,376,667 and 23,098,945 for the nine months ended September 30, 2006 and 2007, respectively. Diluted per share information is calculated by also considering the impact of restricted common stock on the weighted average number of shares outstanding. The weighted average number of shares used in the fully diluted earnings per share computations was 19,376,667 and 23,142,350 for the three months ended September 30, 2006 and 2007, respectively. The weighted average number of shares used in the fully diluted earnings per share computations was 19,376,667 and 23,194,945 for the nine months ended September 30, 2006 and 2007, respectively.
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
     In October 2005, Superior entered into a revolving credit facility with its existing lending institution, Citizens Bank of Pennsylvania. The agreement provides for a $20 million revolving credit facility and matures in October 2009. Interest on the revolving credit facility is at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios, or the prime lending rate, at Superior’s option. The loan is secured by Superior’s accounts receivable, inventory and equipment. The revolving credit facility requires Superior to maintain a maximum debt to EBITDA ratio and a minimum amount of adjusted net tangible worth, each as defined under the credit agreement. At December 31, 2006 and September 30, 2007, Superior had no amounts outstanding under the revolving credit facility, $15.8 million of borrowing availability, $4.2 million of outstanding letters of credit and was in compliance with its financial covenants under the revolving credit facility.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     In August 2006, Superior entered into a standby term loan facility with its existing lending institution. The standby term loan facility provides an additional $30 million of borrowing capacity that can be used to finance equipment purchases. The standby term loan facility matures in August 2009, at which time the outstanding aggregate principle balance under the standby term loan facility will convert to a single amortizing 60 month term loan.  Interest on the standby term loan facility is at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. The standby term loan facility contains leverage ratio and net worth covenants similar to those in the revolving credit facility, as well as a fixed charge coverage ratio covenant as specified in the standby term loan facility. The standby term loan facility is secured by Superior’s cash, investment property, accounts receivable, inventory, intangibles and equipment. At December 31, 2006 and September 30, 2007, Superior had no outstanding borrowings under the standby term loan facility, $18.0 million and $30.0 million of borrowing availability, respectively, and was in compliance with its financial covenants under the standby term loan facility.
     Long-term debt at December 31, 2006 and September 30, 2007 consisted of the following (amounts in thousands):

	December 31,	September 30,
	2006	2007
Notes payable due through December 2010, collateralized by specific buildings and equipment	$198	$153
Mortgage notes payable to a bank with interest at the bank’s prime lending rate minus 1%, payable in monthly installments of $7,111 plus interest through January 2019, collateralized by real property	1,331	1,249
Note payable to sellers with an interest rate of 7% due through September 2008, collateralized by equipment	450	233

	1,979	1,635
Less — Payments due within one year	382	390

Total	$1,597	$1,245

     Principal payments required under our long-term debt obligations during the next five years and thereafter are as follows: 2007-$382,000, 2008-$390,000, 2009-$157,000, 2010-$126,000, 2011-$103,000 and thereafter — $821,000.
4.	Income taxes
     Superior accounts for income taxes and the related accounts under the liability method. Deferred taxes and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.
     The provision for income taxes is comprised of:

	Period ended September 30, 2006		Period ended September 30, 2007
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
Current:
State and local	$576	$1,958	$571	$2,115
U.S. federal	4,107	10,310	4,076	11,468

Total current	4,683	12,268	4,647	13,583

Deferred:
State and local	199	356	453	1,040
U.S. federal	920	1,652	2,107	4,834

Total deferred	1,119	2,008	2,560	5,874

Provision for income tax expense	$5,802	$14,276	$7,207	$19,457

          Significant components of Superior’s deferred tax assets and liabilities are as follows:

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31,	September 30,
	2006	2007
	(amounts in thousands)
Deferred tax assets:
Restricted stock	$589	$813
Accrued expenses and other	207	291
Allowance for doubtful accounts receivable	296	526

Total deferred tax assets	1,092	1,630

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(15,133)	(21,545)

Total deferred tax liabilities	(15,133)	(21,545)

Net deferred taxes	$(14,041)	$(19,915)

     A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

	Period ended September 30, 2006		Period ended September 30, 2007
	Three months	Nine months	Three months	Nine months
	ended	ended	ended	Ended
Income before income taxes	$15,164	$36,425	$18,837	$50,255
Statutory U.S. income tax rate	35%	35%	35%	35%

Tax expense using statutory U.S.	5,307	12,749	6,593	17,589
Income tax rate
State income taxes	504	1,504	666	2,051
Other	(9)	23	(52)	(183)

Income tax expense	$5,802	$14,276	$7,207	$19,457

Effective income tax rate	38%	39%	38%	39%

     In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained in audit, based on the technical merits of the position. Superior adopted the provisions of FIN 48 effective January 1, 2007. The adoption did not have any impact on Superior’s total liabilities or stockholders’ equity. Superior’s consolidated balance sheets at December 31, 2006 and September 30, 2007 do not include any liabilities associated with uncertain income tax positions; further Superior has no unrecognized tax benefits that, if recognized would change the effective tax rate.
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
     Superior classifies interest expense and penalties relating to uncertain tax positions as interest expense. Interest and penalties for the three and nine month periods ended September 30, 2006 and 2007 have been insignificant in each period.
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
     Superior Well provides technical pumping services and down-hole surveying services to a customer owned by certain stockholders and directors of Superior. The total amounts of services provided to this affiliated party for the three months ended September 30, 2006 and 2007 were approximately $978,000 and $1,229,000 respectively. The total amounts of services provided to this affiliated party for the nine months ended September 30, 2006 and 2007 were approximately $5,264,000 and $5,044,000 respectively. The accounts receivable outstanding from the affiliated party were $499,000 and $560,000 as of December 31, 2006 and September 30, 2007.
     Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain stockholders and directors of Superior. The total amounts paid to these affiliated parties were approximately $658,000 and $864,000 for the three months ended September 30, 2006 and 2007, respectively. The total amounts paid to these affiliated parties were approximately $1,814,000 and $2,535,000 for the nine months ended September 30, 2006 and 2007, respectively. Superior Well had accounts payable to these affiliates of $442,000 and $264,000 at December 31, 2006 and September 30, 2007, respectively.
7.	Commitments and Contingencies
     Minimum annual rental payments, principally for non-cancelable real estate and vehicle leases with terms in excess of one year, in effect at December 31, 2006, were as follows: 2007-$1,264,000; 2008-$1,143,000; 2009-$877,000; 2010-$577,000 and 2011-$139,000.
     Total rental expense charged to operations was approximately $478,000 and $725,000 for the three months ended September 30, 2006 and 2007, respectively. Total rental expense charged to operations was approximately $1,243,000 and $2,111,000 for the nine months ended September 30, 2006 and 2007, respectively.
     Superior had commitments of approximately $64.7 million and $22.3 million for capital expenditures as of December 31, 2006 and September 30, 2007, respectively.
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
     During 2006, Superior granted restricted common stock awards that totaled 290,900 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2006 of 50,000, 67,000 and 173,900, respectively. During 2007, Superior granted restricted common stock awards that totaled 133,200 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2007 of 22,000, 26,000 and 85,200, respectively. Each award is subject to a service requirement that requires the director, officer or key employee to continuously serve as a member of the Board of Directors or as an employee of Superior from the date of grant through the number of years following the date of grant as set forth in the following schedule. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the following schedule:

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
     Under the 2005 Stock Incentive Plan, the fair value of the restricted stock awards is based on the closing market price of Superior’s common stock on the date of grant. A summary of the activity of the Superior’s restricted stock awards are as follows:

		Weighted
		Average Grant
	Number of	Date Fair Value
	shares	Per Share
Nonvested at December 31, 2005	—	$—
Granted	290,900	28.48
Vested	—	—
Forfeited	(5,000)	28.56

Nonvested at December 31, 2006	285,900	28.47
Granted	133,200	23.06
Vested	(35,879)	28.47
Forfeited	(7,006)	22.42

Nonvested at September 30, 2007	376,215	$26.75

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The aggregate market value of cumulative awards was approximately $11.2 million, before the impact of income taxes. At September 30, 2007, Superior’s compensation costs related to non-vested awards amounted to $10.0 million. Superior is recognizing the expense in connection with the restricted share awards ratably over the five year vesting period. Compensation expense related to the stock incentive plan for the three months ended September 30, 2006 and 2007, was $435,000 and $494,000, respectively. Compensation expense related to the stock incentive plan for the nine months ended September 30, 2006 and 2007, was $1,305,000 and $1,450,000, respectively.
9.	Subsequent event
     In October 2007, Superior purchased substantially all of the operating assets of Madison Wireline Services, Inc. (“Madison”) for approximately $3.0 million in cash. Madison provides open hole and cased hole completion services. The acquired operations will be integrated into Superior’s Rocky Mountain operations and expands its presence in North Dakota.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007
Technical pumping services	$60,436	89.9%	$81,368	86.3%	$152,463	90.0%	$220,222	86.1%
Down-hole surveying services	6,769	10.1	12,949	13.7	17,018	10.0	35,610	13.9

Total revenue	$67,205	100.0%	$94,317	100.0%	$169,481	100.0%	$255,832	100.0%

The following is a brief description of our services:
     Technical Pumping Services
     We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 52.8%, 13.5%, and 20.0% of our revenue for the three months ended September 30, 2007 and 55.1%, 10.4% and 20.6% of our revenue for the nine months ended September 30, 2007, respectively. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue for the three and nine months ended September 30, 2006 and 2007. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.
     Down-Hole Surveying Services
     We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 13.7% of our revenue for the three months ended September 30, 2007 and 13.9% of our revenue for the nine months ended September 30, 2007, respectively. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.
     How We Generate Our Revenue
     The majority of our customers are regional, independent oil and natural gas companies. The primary factor influencing demand for our services by those customers is their level of drilling activity, which, in turn, depends primarily on current and anticipated future natural gas and crude oil commodity prices and production depletion rates.
     We generate revenue from our technical pumping services and down-hole surveying services by charging our customers a set-up charge plus an hourly rate based on the type of equipment used. The set-up charges and hourly rates are determined by a competitive bid process and depend upon the type of service to be performed, the equipment and personnel required for the particular job and the market conditions in the region in which the service is performed. Each job is given a base time allotment of nine hours. We generally charge an increased hourly rate for each hour worked beyond the initial nine hour base time allotment. We also charge customers for the materials, such as stimulation fluids, cement and nitrogen, that we use in each job. Material charges include the cost of the materials plus a markup and are based on the actual quantity of materials used.
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
     Operating Income per Operating Region.
     We currently service customers in five operating regions through our 22 service centers. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania; Wooster, Ohio; Kimball, Buckhannon and Jane Lew, West Virginia; Norton, Virginia; and Gaylord, Michigan. Our Southeast region service centers are located in Cottondale, Alabama; Columbia, Mississippi; and Bossier City, Louisiana. Our Mid-Continent region service centers are located in Hominy, Enid and Cleveland, Oklahoma; Clinton, Oklahoma; Van Buren, Arkansas and Hays, Kansas. Our Rocky Mountain region service centers are located in Vernal, Utah, Farmington, New Mexico and Trinidad. Our Southwest region service center is located in Alvarado, Texas.
     During the fourth quarter of 2007, we expect to begin generating revenues at three additional service centers. The service centers will be located in Brighton, Colorado; Rock Springs, Wyoming; and Artesia, New Mexico.
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
     We anticipate that oil and natural gas exploration and production companies will continue to respond to sustained increases in demand by expanding their exploration and drilling activities and increasing capital spending. In recent years, much of this expansion has focused on natural gas. According to recent Baker Hughes rig count data, the average total rig count in the United States increased from 1,728 in October 2006 to 1,767 in October 2007. Since 2000 the Baler Hughes rig count data reflects a 92.5% increase from 918 in 2000 to 1,767 through October 12, 2007, while the average natural gas rig count increased 100.3% from 720 in 2000 to 1,442 through October 12, 2007. While the number of rigs drilling for natural gas has increased by more than 250% since 1996, natural gas production has decreased by approximately 3% over the same period of time. This is largely a function of increasing decline rates for natural gas wells in the United States. We believe that a continued increase in U.S. drilling and workover activity will be required for the natural gas industry to help meet the expected increased demand for natural gas in the United States, which we believe will continue to generate a strong demand for our services.
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

     The following table shows our revenue from each operating region for the three and nine month periods ended September 30, 2006 and 2007 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Region	2006		2007		2006		2007
Appalachian	$31,620	47.0%	$45,507	48.3%	$84,167	49.7%	$113,261	44.3%
Southeast	16,530	24.6	19,345	20.5	42,745	25.2	49,211	19.2
Southwest	1,608	2.4	9,241	9.8	1,608	0.9	27,187	10.6
Rocky Mountain	5,700	8.5	6,737	7.1	9,647	5.7	24,517	9.6
Mid-Continent	11,747	17.5	13,487	14.3	31,314	18.5	41,656	16.3

Total	$67,205	100.0%	$94,317	100.0%	$169,481	100.0%	$255,832	100.0%

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
     To successfully execute our growth strategy, we will require access to capital on competitive terms to the extent that we do not generate sufficient cash from operations. We intend to finance future acquisitions primarily by using capacity available under our bank credit facilities and equity or debt offerings or a combination of both. For a more detailed discussion of our capital resources, please read “ – Liquidity and Capital Resources.”
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
     The following table and discussion that follows provide a comparison of our results of operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Statement of Operations Data:
Revenues:
Technical pumping services	$60,436	$81,368	$152,463	$220,222
Down-hole surveying services	6,769	12,949	17,018	35,610

Total revenues	67,205	94,317	169,481	255,832

Expenses:
Cost of revenue	45,152	66,112	114,592	179,578
Selling, general and administrative	6,813	9,330	18,492	26,622

Total expense	51,965	75,442	133,084	206,200

Operating income	$15,240	$18,875	$36,397	$49,632

     Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Revenue.
     Revenue was $94.3 million for the three months ended September 30, 2007 compared to $67.2 million for the three months ended September 30, 2006, an increase of 40.3%. Increased activity levels and pricing improvements in most of our operating regions led to the increases in 2007. Revenue by operating region increased in 2007 by $13.9 million, $2.8 million, $1.8 million, $7.6 million and $1.0 million in the Appalachian, Southeast, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively, compared to the third quarter of 2006. Approximately $17.7 million of the total increase was attributable to new service centers. New service center revenue by operating region increased in the third quarter of 2007 by $2.8 million, $3.2 million, $7.6 million and $4.1 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively, compared to the third quarter of 2006. A service center is considered to be a new center until it has twelve months of operating history with Superior. New service centers include: Jane Lew, WV (Appalachian), Hays, KS (Mid-Continent), Clinton, OK (Mid-Continent), Alvarado, TX (Southwest), Farmington, NM (Rocky Mountain) and Trinidad, CO (Rocky Mountain). Existing service center revenue by operating region increased (decreased) in the third quarter of 2007 by $11.1 million, $2.8 million, $(1.4) million, and $(3.1) million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively, compared to the third quarter of 2006. Increased nitrogen revenues in Appalachia resulted from higher unconventional and coal work during the third quarter of 2007. During the third quarter of 2007, our Rocky Mountain customers decreased their well completion activities due to lower natural gas prices.
     Cost of Revenue.
     Cost of revenue was $66.1 million for the three months ended September 30, 2007 compared to $45.2 million for the three months ended September 30, 2006, an increase of 46.4%. Approximately $14.1 million of the aggregate increase in cost of revenues was attributable to the establishment of new service centers. New service center cost of revenues by operating region increased in the third quarter of 2007 by $1.9 million, $2.6 million, $7.2 million and $2.4 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively, compared to the third quarter of 2006. As a percentage of revenues, cost of revenues increased approximately 2.9% to 70.1% for the third quarter of 2007 compared to the third quarter of 2006 due principally to higher depreciation and labor expenses. As a percentage of revenue, depreciation expenses increased 1.7% to 6.9% for the third quarter of 2007 compared to the third quarter of 2006 due principally to the higher levels of capital expenditures made to expand our equipment fleet. Labor expenses as a percentage of revenues increased from 17.6% in the third quarter of 2006 to 19.7% in the third quarter of 2007 due to lower personnel utilization in the Mid-Continent and Rocky Mountain operating regions. Partially offsetting the depreciation and labor expense increases was lower material costs as a percentage of revenues. As a percentage of revenues, material costs decreased 0.9% in the third quarter of 2007 compared to the third quarter of 2006 due to lower transportation expenses.
     Selling, General and Administrative Expenses (SG&A).
     SG&A expenses were $9.3 million for the three months ended September 30, 2007 compared to $6.8 million for the three months ended September 30, 2006, an increase of 36.9%. Approximately $1.6 million was attributable to the establishment of new service centers. New service center SG&A expenses in the third quarter of 2007 increased by $0.2 million, $0.4 million, $0.5 million and $0.5 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively, compared to the third quarter of 2006. The aggregate increase in SG&A expense was primarily due to higher labor expenses associated with increased activity levels. Labor expenses increased $1.6 million in the third quarter of 2007 compared to the third quarter of 2006 because we hired additional management, sales and administrative personnel to manage the growth in our operations. Approximately $1.0 million of the labor expense increases in the third quarter of 2007 compared to the third quarter of 2006 is related to our new service centers. As a percentage of revenue, SG&A expenses declined from 10.1% in the third quarter of 2006 to 9.9% in the third quarter of 2007. The percentage decline was principally due to the ability to allocate the fixed cost component of these costs over a higher base of revenue. As a percentage of revenue, the portion of labor expenses included in SG&A expense was 5.9% in both the third quarter of 2006 and the third quarter of 2007. Higher activity levels caused rent, property taxes and office expenses to increase 2007 SG&A expenses by $0.2 million, $0.2 million and $0.3 million, respectively, compared to the third quarter of 2006.
     Operating Income.
     Operating income was $18.9 million for the three months ended September 30, 2007 compared to $15.2 million for the three months ended September 30, 2006, an increase of 23.9%. As a percentage of revenue, operating income decreased from 22.7% in the three months ended September 30, 2006 to 20.0% in the three months ended September 30, 2007. New service centers increased operating income by $2.1 million in the third quarter of 2007 compared to the third quarter of 2006. New service center operating income increased in the third quarter of 2007 by $0.6 million, $0.2 million, $0.1 million and $1.2 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively, compared to the third quarter of 2006. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $6.6 million in 2007 to $25.6 million. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see “Non-GAAP Accounting Measures.” Net income increased $2.3 million to $11.6 million in the third quarter of 2007 compared to the second quarter of 2006 due to increased activity levels described above.
     Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Revenue.
     Revenue was $255.8 million for the nine months ended September 30, 2007 compared to $169.5 million for the nine months ended September 30, 2006, an increase of 51.0%. Increased activity levels and pricing improvements in most of our operating regions led to the increases in 2007. Revenue by operating region increased in 2007 by $29.1 million, $6.5 million, $10.3 million, $25.6 million and $14.9 million in the Appalachian, Southeast, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively, compared to the nine months ended September 30, 2006. Approximately $50.0 million of the total increase was attributable to new service centers. New service center revenue by operating region increased in the nine months ended September 30, 2007 by $3.8 million, $6.6 million, $25.6 million and $14.0 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively, compared to the nine months ended September 30, 2006. New service centers include: Jane Lew, WV (Appalachian), Hays, KS (Mid-Continent), Clinton, OK (Mid-Continent), Alvarado, TX (Southwest), Farmington, NM (Rocky Mountain) and Trinidad, CO (Rocky Mountain). Existing service center revenue by operating region increased in the nine months ended September 30, 2007 by $25.3 million, $6.5 million, $3.7 million, and $0.9 million in the Appalachian, Southeast, Mid-Continent and Rocky Mountain operating regions, respectively, compared to the nine months ended September 30, 2006.
     Cost of Revenue.
     Cost of revenue was $179.6 million for the nine months ended September 30, 2007 compared to $114.6 million for the nine months ended September 30, 2006, an increase of 56.7%. Approximately $35.8 million of the aggregate increase in cost of revenues was attributable to the establishment of new service centers. New service center cost of revenues by operating region increased in the nine months ended September 30, 2007 by $3.0 million, $4.5 million, $20.5 million and $7.8 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively, compared to the nine months ended September 30, 2006. As a percentage of revenues, cost of revenues increased 2.6% to 70.2% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to higher labor and depreciation expenses. Labor expenses as a percentage of revenues increased from 18.3% in the nine months ended September 30, 2006 to 19.4% in the nine months ended September 30, 2007 due to lower personnel utilization in the Mid-Continent and Rocky Mountain operating regions, as well as delays in equipment deliveries. As a percentage of revenue, depreciation expenses increased 1.2% to 6.7% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to the higher levels of capital expenditures made to expand our equipment fleet.

     Selling, General and Administrative Expenses (SG&A).
     SG&A expenses were $26.6 million for the nine months ended September 30, 2007 compared to $18.5 million for the nine months ended September 30, 2006, an increase of 44.0%. Approximately $4.6 million was attributable to the establishment of new service centers. New service center SG&A expenses in the nine months ended September 30, 2007 increased by $0.4 million, $0.8 million, $1.8 million and $1.6 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively compared to the nine months ended September 30, 2006. The aggregate increase in SG&A expense was primarily due to higher labor expenses associated with increased activity levels. Labor expenses increased $5.1 million in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 because we hired additional management, sales and administrative personnel to manage the growth in our operations. Approximately $2.8 million of the labor expense increases in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 is related to our new service centers. As a percentage of revenue, SG&A expenses declined from 10.9% in the nine months ended September 30, 2006 to 10.4% in the nine months ended September 30, 2007. The percentage decline was due to the ability to allocate the fixed cost component of these costs over a higher base of revenue. As a percentage of revenue, the portion of labor expenses included in SG&A expense decreased from 6.2% in the nine months ended September 30, 2006 to 6.1% in the nine months ended September 30, 2007. Higher activity levels caused rent, insurance, transportation and office expenses to increase 2007 SG&A expenses by $0.6 million, $0.5 million, $0.3 million and $0.8 million, respectively, compared to the nine months ended September 30, 2006.
     Operating Income.
     Operating income was $49.6 million for the nine months ended September 30, 2007 compared to $36.4 million for the nine months ended September 30, 2006, an increase of 36.4%. As a percentage of revenue, operating income decreased from 21.5% in the nine months ended September 30, 2006 to 19.4% in the nine months ended September 30, 2007. The primary reason for this decrease was higher material, labor and outsourcing expenses, coupled with the establishment of new service centers and the expansion of operations in existing service centers. New service centers increased operating income by $9.7 million in the nine months ended September 30, 2007 compared to amounts for the nine months ended September 30, 2006. New service center operating income increased in the nine months ended September 30, 2007 by $0.5 million, $1.3 million, $3.3 million and $4.6 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively compared to the nine months ended September 30, 2006. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $21.5 million in 2007 to $68.1 million. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see “Non-GAAP Accounting Measures.” Net income increased $8.6 million to $30.8 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to increased activity levels described above.
Liquidity and Capital Resources
     We rely on cash generated from operations, future public equity and debt offerings and borrowings under our revolving credit facility to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At September 30, 2007, we had $1.1 million of cash, $30 million available under a standby term loan facility and $15.8 million of availability under a revolving credit loan, all of which can be used for planned capital expenditures and to make acquisitions.
     Financial Condition and Cash Flows
     Financial Condition.
     Our working capital decreased $41.9 million to $42.1 million at September 30, 2007 compared to December 31, 2006, primarily due to decreases in cash, as well as increases in inventory of $55.7 million, and $2.1 million, respectively. Cash was used to fund $87.3 million of additions to property, plant and equipment, and purchase $7.9 million in assets of businesses acquired. In addition, cash was used to fund a $14.1 million increase in accounts receivable which was due to the higher revenue activity and the timing of payments as discussed above in “— Our Results of Operations.” Offsetting the increase in accounts receivable and inventory was an increase in accrued wages and health benefits of $2.1 million. This increase was due to higher revenue activity levels and the timing of the payment of accrued liabilities.
     Cash flows from operations.
     Our cash flow from operations increased $8.6 million to $40.3 million for the nine months ended September 30, 2007 compared to September 30, 2006. Contributing to an increase in cash flow from operations were non-cash stock based compensation, depreciation and amortization, and deferred income taxes of $1.5 million, $17.6 million, and $5.9 million, respectively. These increases were partially offset by working capital changes that decreased cash flows from operations by $15.8 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Working capital decreased cash flow from operations due to growth in accounts receivable and inventory as a result of higher revenues. Accounts receivable and inventory increased $14.1 million and $2.1 million, respectively for the nine months ended September 30, 2007. Working capital decreased cash flow from operations due to a $0.6 million decrease in accounts payable for the nine months ended September 30, 2007.
     Cash flows used in investing activities.
     Net cash used in investing activities increased from $51.1 million for the nine months ended September 30, 2006 to $95.6 million for the nine months ended September 30, 2007. The increase was principally due to the purchase of $7.9 million in assets of businesses acquired and $87.3 million of capital expenditures to purchase and upgrade pumping and down-hole surveying equipment. During the first quarter of 2007, we spent $7.9 million to acquire substantially all of the operating assets of ELI Wireline Services, Inc. (“ELI”). The operating assets included three cased hole trucks, three open hole trucks, two cavern storage logging units with sonar calipers and various tools and logging systems that are compatible with our existing systems. The acquired assets were integrated into our Mid-Continent operations and expand our presence in Kansas, Oklahoma and Nebraska. During the nine months ended September 30, 2007, goodwill and intangible assets increased by $3.6 million due to the ELI asset acquisition.
     Cash flows from financing activities.
     Net cash provided by financing activities decreased $9.2 million from $8.9 million for the nine months ended September 30, 2006 to net cash used in financing activities of $367,000 for the nine months ended September 30, 2007, primarily due to lower long-term borrowings and fewer restricted stock awards in the third quarter of 2007.
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
     We continually monitor new advances in pumping equipment and down-hole technology and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. Our total 2007 capital expenditure budget is approximately $90.0 million. For the nine months ended September 30, 2007, we made capital expenditures of approximately $87.3 million to purchase new and upgrade existing pumping and down-hole surveying equipment. These purchase and upgrades allow us to deploy additional service crews. We plan to continue to focus on expanding our ability to provide stimulation services for high-pressure wells, with approximately 45-50% of our planned 2007 capital expenditures budgeted for high-pressure pumping equipment.

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
     Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 30, 2007.
     Description of Our Indebtedness
     We used the proceeds from our follow-on equity offering in December 2006 to repay all amounts outstanding under our credit facilities. In October 2005, we entered into a $20.0 million revolving credit facility with our existing lending institution, which matures in October 2009. Interest on the revolving credit facility is at LIBOR plus a spread of 1.00% to 1.25%, based upon certain financial ratios, or the prime lending rate, at our option. As of September 30, 2007, we had no borrowings under our revolving credit facility and had $15.8 million of available capacity and $4.2 million in letters of credit outstanding.
     In August 2006, we entered into a standby term loan facility with our existing lending institution. The standby term loan facility provides an additional $30.0 million of borrowing capacity that can be used to finance equipment purchases. The standby term loan facility matures in August 2009, at which time the outstanding aggregate principle balance under the standby term facility will convert to a single amortizing 60-month term loan. Interest on the standby term loan facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. As of September 30, 2007, we had no borrowings under the standby term loan facility and had $30.0 million of borrowing availability.
     The standby term loan facility and revolving credit facility are secured by our cash, investment property, accounts receivable, inventory, intangibles and equipment. Both facilities contain leverage ratio and net worth covenants and a fixed charge coverage ratio as specified in the respective credit agreements. At September 30, 2007, we were in compliance with the financial covenants required under our revolving credit facility and our standby term loan facility.
     At September 30, 2007, we had $1.6 million of other indebtedness, collateralized by specific buildings and equipment.
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
     Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, no amortization is recorded for goodwill and /or intangible assets deemed to have indefinite lives for acquisitions completed after September 30, 2001. SFAS No. 142 requires that goodwill and non-amortizable assets be assessed annually for impairment. We completed the annual impairment test for 2006 and no impairment was determined. At September 30, 2007, our intangible assets consisted of $4.9 million of goodwill and $2.5 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended September 30, 2006 and 2007, we recorded amortization expense of $88,000 and $203,000, respectively. For the nine months ended September 30, 2006 and 2007, we recorded amortization expense of $232,000 and $569,000, respectively.
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

     The following table presents a reconciliation of EBITDA with our net income for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Reconciliation of EBITDA to Net Income:
Net income (1)	$9,362	$11,630	$22,149	$30,798
Income tax expense	5,802	7,207	14,276	19,457
Interest expense	77	71	164	177
Depreciation and amortization	3,733	6,690	9,922	17,628

EBITDA	$18,974	$25,598	$46,511	$68,060

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
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility established in October 2005, which has a variable interest rate based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of September 30, 2007 would result in interest expense, and a corresponding decrease in net income, of less than $0.2 million annually.
     Concentration of Credit Risk. Substantially all of our customers are engaged in the oil and natural gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. One customer accounted for 13% and 12% of our revenue for the three months ended September 30, 2006 and 2007, respectively. One customer accounted for 15% and 12% of our revenue for the nine months ended September 30, 2006 and 2007, respectively. At December 31, 2006 and September 30, 2007, one customer accounted for 22% and 12% and eight customers accounted for 52% and 54% of our accounts receivable, respectively.
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
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of September 30, 2007 at the reasonable assurance level.

     Changes in Internal Control over Financial Reporting. There were no changes in our system of internal control over financial reporting that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUPERIOR WELL SERVICES, INC. Registrant
Dated: November 6, 2007	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a) Exhibits
The exhibits marked with an asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.

31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the September 30, 2007 Quarterly Report on Form 10-Q.

31.2*	Sarbanes-Oxley Section 302 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the September 30, 2007 Quarterly Report on Form 10-Q.

32.1*	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the September 30, 2007 Quarterly Report on Form 10-Q.

32.2*	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the September 30, 2007 Quarterly Report on Form 10-Q.