Form 10-Q
period 2008-03-31
Superior Well Services, INC
filed 2008-05-08
CIK 1323715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form l0-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 8, 2008, there were outstanding 23,584,342 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

SUPERIOR WELL SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2007	2008
	(in thousands, except per share data)
Current Assets:
Cash and cash equivalents	$5,510	$802
Trade accounts receivable, net of allowance of $1,629 and $1,718, respectively	54,002	57,291
Inventories	9,933	12,288
Prepaid expenses	1,027	1,000
Income taxes receivable	3,722	2,829
Deferred income taxes	1,827	1,580

Total current assets	76,021	75,790

Property, Plant and Equipment:
Land	420	420
Building and improvements	4,776	5,966
Equipment and vehicles	266,444	297,303
Construction in progress	29,814	20,795

	301,454	324,484
Accumulated depreciation	(60,591)	(68,777)

Total property, plant and equipment, net	240,863	255,707
Goodwill	5,850	5,850
Intangible assets, net of accumulated amortization of $1,815 and $2,068, respectively	3,242	2,992
Deferred income taxes	366	300
Other assets	745	534

Total assets	$327,087	$341,173

Current Liabilities:
Accounts payable-trade	$31,497	$21,601
Current portion of long-term debt	390	390
401(k) plan contribution and withholding	1,615	1,765
Advance payments on servicing contracts	70	768
Accrued wages and health benefits	2,126	2,457
Other accrued liabilities	1,931	2,191

Total current liabilities	37,629	29,172

Long-term debt	9,165	27,910

Deferred income taxes	26,694	27,570

Stockholders’ Equity:
Common stock, voting, par $.01 per share, 70,000,000 shares authorized, 23,474,552 and 23,584,342 shares issued at December 31, 2007 and March 31, 2008, respectively	234	235
Additional paid-in capital	184,432	184,950
Retained earnings	68,933	71,336

Total stockholders’ equity	253,599	256,521

Total liabilities and stockholders’ equity	$327,087	$341,173

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2008
	(in thousands, except per share data)
Revenue	$76,708	$93,441

Cost of revenue	53,986	78,778

Gross profit	22,722	14,663

Selling, general and administrative expenses	8,448	9,544

Operating income	14,274	5,119

Interest expense	59	177

Other income (expense), net	559	(343)

Income before income taxes	14,774	4,599

Income taxes
Current	4,144	1,007
Deferred	1,621	1,189

	5,765	2,196

Net income	$9,009	$2,403

Earnings per common share:

Basic and fully diluted	$0.39	$0.10

Weighted average shares outstanding — basic	23,101,719	23,141,358
Weighted average shares outstanding — diluted	23,115,949	23,226,002
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Superior Well Services, Inc.
		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
	(in thousands)
BALANCE, DECEMBER 31, 2006	$234	$182,492	$31,178	$213,904

Net income	—	—	9,009	9,009

Issuance of restricted stock awards	1	119	—	120

Share-based compensation	—	475	—	475

BALANCE, MARCH 31, 2007	$235	$183,086	$40,187	$223,508

BALANCE, DECEMBER 31, 2007	$234	$184,432	$68,933	$253,599

Net income	—	—	2,403	2,403

Issuance of restricted stock awards	1	124	—	125

Restricted stock retired/forfeited	—	(221)	—	(221)

Share-based compensation	—	615	—	615

BALANCE, MARCH 31, 2008	$235	$184,950	$71,336	$256,521

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2007	2008
	(in thousands)
Cash flows from operations:
Net income	$9,009	$2,403
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	1,621	1,189
Depreciation and amortization	5,003	8,646
Loss on disposal of equipment	38	340
Share-based compensation	475	615
Changes in assets and liabilities:
Trade accounts receivable	(4,042)	(3,289)
Inventory	(590)	(2,355)
Prepaid expenses and other assets	196	27
Income taxes receivable	—	893
Accounts payable-trade	(3,024)	(6,438)
Income taxes payable	3,094	—
401 (k) plan contribution and withholding	(104)	150
Advance payments on servicing contracts	260	698
Accrued wages and health benefits	613	331
Other accrued liabilities	(95)	260

Net cash provided by operations	12,454	3,470

Cash flows from investing:
Expenditure for property, plant and equipment, net of construction payables	(30,561)	(27,652)
Acquisition of businesses, net of cash acquired	(7,900)	—
Purchase of short-term investments	(11,148)	—
Proceeds (expenditures) for other assets	(31)	208
Proceeds from sale of property, plant and equipment	14	617

Net cash used in investing	(49,626)	(26,827)

Cash flows from financing:
Principal payments on long-term debt	(41)	(33,157)
Proceeds from long-term borrowings	—	51,902
Issuance/retirement of restricted stock, net	120	(96)

Net cash provided by financing	79	18,649

Net decrease in cash and cash equivalents	(37,093)	(4,708)

Cash and cash equivalents, beginning of period	56,752	5,510

Cash and cash equivalents, end of period	$19,659	$802

Supplemental disclosure of cash flow data:
Interest paid	$60	$144
Income taxes paid	$1,050	$115
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
     Trade Accounts Receivable
     Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly regional, independent natural gas and oil companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account. For the three

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
months ended March 31, 2007 and 2008, Superior recorded a provision for uncollectible accounts receivable of $75,000 and $135,000, respectively.
     Property, Plant and Equipment
     Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements and range from 5 to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $4.8 million and $8.4 million for the three months ended March 31, 2007 and 2008, respectively.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
     Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48, as amended May 2007 by FASB Staff Position FIN 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48,” prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in financial statements. The adoption of FIN 48 did not have any impact on Superior’s total liabilities or stockholders’ equity. Superior’s balance sheets at December 31, 2007 and March 31, 2008 do not include any liabilities associated with uncertain tax positions; further Superior has no unrecognized tax benefits that if recognized would change the effective tax rate.
     We file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. We are not subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. The Internal Revenue Service commenced an examination of our U.S. income tax return for 2005 in the second quarter 2007. We reached a settlement, signed in January 2008, with the Internal Revenue Service on tax issues relating to the 2005 tax year. The results of the settlement did not have a significant impact on Superior’s tax position or interest expense. Superior classifies interest expense and penalties related to income tax expense as interest expense. Interest and penalties for the three months ended March 31, 2007 and 2008 were insignificant in each period.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Goodwill and Intangible Assets
     In accordance with SFAS No. 142, no amortization is recorded for goodwill and /or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. SFAS No. 142 requires that goodwill and non-amortizable assets be assessed annually for impairment. Superior completed the annual impairment test for 2007 and no impairment was determined. At March 31, 2008, Superior’s intangible assets consist of $5.9 million of goodwill and $3.0 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended March 31, 2007 and 2008, Superior recorded amortization expense of $165,000 and $253,000, respectively.
     Concentration of Credit Risk
     Substantially all of Superior’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Two customers individually accounted for 13% and 11% and 16% and 11% of our revenue for the three months ended March 31, 2007 and 2008, respectively. At December 31, 2007 and March 31, 2008, one customer accounted for 15% and 21% and eight customers accounted for 54% and 54% of Superior’s accounts receivable, respectively.
     Share Based Compensation
     Effective January 1, 2006, Superior adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. The three months ended March 31, 2007 and 2008 include $475,000 and $615,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R.
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
     Although the restricted shares are considered legally issued and outstanding under the terms of the restricted stock agreement, they are still excluded from the computation of basic earnings per share. Once vested, the shares are included in basic earnings per share as of the vesting date. Superior includes unvested restricted stock with service conditions in the calculation of diluted earnings per share using the treasury stock method. Assumed proceeds under the treasury stock method would include unamortized compensation cost and potential windfall tax benefits. If dilutive, the stock is considered outstanding as of the grant date for diluted earnings per share computation purposes. If anti-dilutive, it would be excluded from the diluted earnings per share computation. The restricted shares were anti-dilutive for the three months ended March 31, 2007.
     Accounting Standards Not Yet Adopted
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the loss of control of a subsidiary. Upon its adoption on January 1, 2009, noncontrolling interests will be classified as equity in the Superior financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring net income to include the net income for both the parent and the noncontrolling interest, with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The provisions of this standard must be applied retroactively upon adoption. We

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
are currently evaluating the impact of adopting this Statement; however, we do not expect it to have an effect on our consolidated financial statements.
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
3. Debt
     In October 2005, Superior entered into a revolving credit facility with its existing lending institution. The agreement provides for a $20 million revolving credit facility and matures in October 2009. Interest on the revolving credit facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. The loan is secured by Superior’s accounts receivable, inventory and equipment. The revolving credit facility requires Superior to maintain a maximum debt to EBITDA ratio and a minimum amount of adjusted net tangible worth, as defined under the credit agreement. At December 31, 2007, Superior had $8.0 million outstanding under the revolving credit facility, $6.9 million of borrowing availability, $5.2 million of outstanding letters of credit and was in compliance with its financial covenants. At March 31, 2008, Superior had $13.7 million outstanding under the revolving credit facility, $1.1 million of borrowing availability, $5.2 million of outstanding letters of credit and was in compliance with its financial covenants. The weighted average interest rate for the three months ended March 31, 2008 was 4.3%.
     In August 2006, Superior entered into a standby term loan facility with its existing lending institution. The standby term loan facility provides an additional $30 million of borrowing capacity that can be used to finance equipment purchases. The standby term loan facility matures in August 2009, at which time the outstanding aggregate principle balance under the standby term loan facility will convert to a single amortizing 60 month term loan. Interest on the revolving credit facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. The standby term loan facility contains leverage ratio and net worth covenants similar to those in the revolving credit facility, as well as, a fixed charge coverage ratio covenant as specified in the standby term loan facility. The standby term loan facility is secured by Superior’s cash, investment property, accounts receivable, inventory, intangibles and equipment. At December 31, 2007, Superior had no outstanding borrowings under the standby term loan facility, had $30 million of borrowing availability and was in compliance with its financial covenants. Superior did not borrow under the standby term loan facility during 2007. At March 31, 2008, Superior had $13.0 million of borrowings under the standby term loan facility, had $17.0 million of borrowing availability and was in compliance with its financial covenants. The weighted average interest rate for the three months ended March 31, 2008 was 4.1%.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Long-term debt at December 31, 2007 and March 31, 2008 consisted of the following (amounts in thousands):

	December 31,	March 31,
	2007	2008
Revolving credit facility with interest rates at LIBOR plus a spread of 1-1.25% due October 2009, collateralized by accounts receivable, inventory and equipment	$7,957	$13,742
Standby term loan with interest rates at LIBOR plus a spread of 1-1.25% due August 2009, collateralized by accounts receivable, inventory and equipment	—	13,000
Mortgage notes payable to a bank with interest at the bank’s prime lending rate minus 1%, payable in monthly installments of $8,622 plus interest through January 2021, collateralized by real property	1,221	1,194
Note payable to sellers with an interest rate of 7% due through September 2008, collateralized by equipment	233	233
Notes payable to sellers with nominal interest rates due through December 2010, collateralized by specific buildings and equipment	144	131

	9,555	28,300
Less — Payments due within one year	390	390

Total	$9,165	$27,910

     Principal payments required under our long-term debt obligations during the next five years and thereafter are as follows: 2008-$390,000, 2009-$26,900,000, 2010-$126,000, 2011-$103,000, 2012-$103,000 and thereafter $678,000.
4. Income taxes
     Superior accounts for income taxes and the related accounts under the liability method. Deferred taxes and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.
     The provision for income taxes is comprised of:

	Three months ended March 31,
	2007	2008
	(amounts in thousands)
Current:
State and local	$718	$177
U.S. federal	3,426	830

Total current	4,144	1,007

Deferred:
State and local	287	211
U.S. federal	1,334	978

Total deferred	1,621	1,189

Provision for income tax expense	$5,765	$2,196

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Significant components of Superior’s deferred tax assets and liabilities are as follows:

	December 31,	March 31,
	2007	2008
	(amounts in thousands)
Deferred tax assets:
Restricted stock	$1,014	$622
Accrued expenses and other	544	612
Allowance for doubtful accounts receivable	635	646

Total deferred tax assets	2,193	1,880

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(26,694)	(27,570)

Total deferred tax liabilities	(26,694)	(27,570)

Net deferred taxes	$(24,501)	$(25,690)

     A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

	Three months ended March 31,
	2007	2008
	(amounts in thousands)
Federal statutory tax rate	35%	35%
Impact of vesting of restricted stock	—	7
State income taxes	4	5
Other	—	1

Effective income tax rate	39%	48%

5. 401(k) Plan
     Superior Well has a defined contribution profit sharing/401(k) retirement plan (''the Plan’’) covering substantially all employees. Employees are eligible to participate after six months of service. Under terms of the Plan, employees are entitled to contribute up to 15% of their compensation, within limitations prescribed by the Internal Revenue Code. Superior Well makes matching contributions of 25% of employee contributions up to 12% of their compensation and may elect to make discretionary contributions to the Plan, all subject to vesting ratably over a five-year period.
6. Related-Party Transactions
     Superior Well provides technical pumping services and down-hole surveying services to a customer owned by certain stockholders and directors of Superior. The total amounts of services provided to this affiliated party for the three months ended March 31, 2007 and 2008 were approximately $2,831,000 and $2,945,000 respectively. The accounts receivable outstanding from the affiliated party were $371,000 and $344,000 as of December 31, 2007 and March 31, 2008, respectively.
     Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain stockholders and directors of Superior. The total amounts paid to these affiliated parties were approximately $896,000 and $899,000 for the three months ended March 31, 2007 and 2008, respectively. Superior Well had accounts payable to these affiliates of $191,000 and $321,000 at December 31, 2007 and March 31, 2008, respectively.

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
     Total rental expense charged to operations was approximately $683,000 and $1,181,000 for the three months ended March 31, 2007 and 2008, respectively.
     In October 2007, Superior entered into a take-or-pay contract with U.S. Silica Company to purchase fracturing sand for the two year period beginning January 1, 2008 and ending December 31, 2009. Minimum purchases under the take-or-pay contract are estimated at $4.5 million and $7.2 million in 2008 and 2009, respectively.
     Superior had commitments of approximately $45.7 million and $30.2 million for capital expenditures as of December 31, 2007 and March 31, 2008, respectively.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     During 2006, Superior granted restricted common stock awards that totaled 290,900 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2006 of 50,000, 67,000 and 173,900, respectively. During 2007, Superior granted restricted common stock awards that totaled 135,200 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2007 of 22,000, 26,000 and 87,200, respectively. During 2008, Superior granted restricted common stock awards that totaled 125,500 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2008 of 12,000, 22,500 and 91,000, respectively. Each award is subject to a service requirement that requires the director, officer or key employee to continuously serve as a member of the Board of Directors or as an employee of Superior from the date of grant through the number of years following the date of grant as set forth in the following schedule. Under the terms of the Stock Incentive Plan, vested shares may be issued net of a number of shares necessary to satisfy the participant’s income tax obligation. Such amounts are recorded as shares retired. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the following schedule:

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
     Under the 2005 Stock Incentive Plan, the fair value of the restricted stock awards is based on the closing market price of Superior’s common stock on the date of grant. A summary of the activity of the Superior’s restricted stock awards are as follows:

		Weighted
		Average Grant
	Number of	Date Fair Value
	shares	Per Share
Nonvested at December 31, 2006	285,900	28.47
Granted	135,200	23.05
Vested	(36,770)	28.22
Forfeited	(5,450)	25.54
Retired	(7,465)	28.29

Nonvested at December 31, 2007	371,415	26.57
Granted	125,500	19.82
Vested	(48,774)	26.95
Forfeited	(4,875)	26.39
Retired	(10,835)	27.34

Nonvested at March 31, 2008	432,431	$24.55

     The aggregate market value of cumulative awards was approximately $12.2 million, before the impact of income taxes. At March 31, 2008, Superior’s compensation costs related to non-vested awards amounted to $7.9 million. Superior is recognizing the expense in connection with the restricted share awards ratably over the five year vesting period. Compensation expense related to the stock incentive plan for the three months ended March 31, 2007 and 2008 was $475,000 and $615,000, respectively.

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
     When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, as well as other written and oral statements made or incorporated by reference from time to time by us in other reports and filings with the SEC. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

	Three Months Ended March 31,
	2007		2008
	(Dollars in thousands)
Technical pumping services	$67,280	87.7%	$83,088	88.9%
Down-hole surveying services	9,428	12.3	10,353	11.1

Total revenue	$76,708	100.0%	$93,441	100.0%

The following is a brief description of our services:
     Technical Pumping Services
     We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 58.4%, 8.1%, and 21.2% of our revenue for the three months ended March 31, 2007 and 59.1%, 6.8% and 23.0% of our revenue for the three months ended March 31, 2008, respectively. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue for the three months ended March 31, 2007 and 2008. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.
     Down-Hole Surveying Services
     We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 12.3% and 11.1% of our revenue for the three months ended March 31, 2007 and 2008, respectively. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.
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
     Material and Labor Expenses as a Percentage of Revenue.
     Material and labor expenses are composed primarily of cost of materials, maintenance, fuel and the wages of our field personnel. The cost of these expenses as a percentage of revenue has historically remained relatively stable for our established service centers. However, increased competition in a number of our operating areas has recently decreased our ability to mitigate rising costs through price increases for our services and products. As a result, these costs as a percentage of revenues have been increasing.
     Our material costs primarily include the cost of inventory consumed while performing our stimulation, nitrogen and cementing services. Increases in our material and fuel costs are typically passed on to our customers. However, due to the timing of our marketing and bidding cycles, there is generally a delay of several weeks or months from the time that we incur an actual price increase until the time that we can pass on that increase to our customers.
     Our labor costs consist primarily of wages for our field personnel. As a result of on-going shortages of qualified supervision personnel and equipment operators, due to increased activity in the oilfield services and commercial trucking sectors, it is likely that we will have to raise wage rates to attract and train workers from other fields in order to maintain or expand our current work force. Historically, we have been able to increase service rates to our customers to compensate for wage rate increases.

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
     We anticipate that oil and natural gas exploration and production companies will continue to respond to sustained increases in demand by expanding their exploration and drilling activities and increasing capital spending. In recent years, much of this expansion has focused on natural gas. According to Baker Hughes rig count data, the average total rig count in the United States increased 97.7% from 918 in 2000 to 1,815 through the second week of April 2008, while the average natural gas rig count increased 101.5% from 720 in 2000 to 1,451 through the second week of April 2008. While the number of rigs drilling for natural gas has increased by more than 250% since 1996, natural gas production has decreased by approximately 3% over the same period of time. This is largely a function of increasing decline rates for natural gas wells in the United States. We believe that a continued increase in U.S. drilling and workover activity will be required for the natural gas industry to help meet the expected increased demand for natural gas in the United States.
     Our Growth Strategy
     Our growth strategy contemplates engaging in organic expansion opportunities and, to a lesser extent, complementary acquisitions of other oilfield services assets or businesses. Our organic expansion activities generally consist of establishing service centers in new locations, including purchasing related equipment and hiring experienced local personnel. Historically, many of our customers have asked us to expand our operations into new regions that they enter. Once we establish a new service center, we seek to expand our operations by attracting new customers and hiring additional local personnel.

     The following table shows our revenue from each operating region for the three months ended March 31, 2007 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2007		2008
Region
Appalachian	$32,533	42.4%	$35,826	38.3%
Southeast	13,126	17.1	17,139	18.3
Rocky Mountain	8,420	11.0	8,845	9.5
Southwest	8,472	11.0	14,097	15.1
Mid-Continent	14,157	18.5	17,534	18.8

Total	$76,708	100.0%	$93,441	100.0%

     We also pursue selected acquisitions of complementary businesses both in existing operating regions and in new geographic areas in which we do not currently operate. In analyzing a particular acquisition, we consider the operational, financial and strategic benefits of the transaction. Our analysis includes the location of the acquisition, strategic fit of the acquisition in relation to our business strategy, expertise required to manage the acquisition, capital required to integrate and maintain the acquired assets, the strength of any customer relationships associated with the acquisition and the competitive environment of the area where the acquisition is located. From a financial perspective, we analyze the rate of return the acquisition will generate under various scenarios, the comparative market parameters applicable to the acquisition and the cash flow capabilities of the acquisition.
     To successfully execute our growth strategy, we will require access to capital on competitive terms to the extent that we do not generate sufficient cash from operations. We intend to finance future acquisitions primarily by using capacity available under our bank credit facility and equity or debt offerings or a combination of both. For a more detailed discussion of our capital resources, please read “ — Liquidity and Capital Resources”.
Our Results of Operations
     Our results of operations are derived primarily by three interrelated variables: (1) market price for the services we provide; (2) drilling activities of our customers; and (3) cost of materials and labor. To a large extent, the pricing environment for our services will dictate our level of profitability. Our pricing is also dependent upon the prices and market demand for oil and natural gas, which affect the level of demand for, and the pricing of, our services and fluctuates with changes in market and economic condition and other factors. In recent months, increased capacity in certain of our operating regions has resulted in significant downward pricing pressure and increased discounts in our service prices. We expect this downward pressure to continue in these regions until the level of activity increases to absorb the excess capacity or the amount of equipment and crews servicing these regions decreases through relocation to other regions with capacity. Additionally, seasonality can affect our operations in the Appalachian region and certain parts of the Mid-Continent and Rocky Mountain regions, which may be subject to periods of diminished activity during spring thaw due to road restrictions and adverse winter weather conditions. Historically, because the Appalachian region has comprised a significant percentage of our revenues its seasonality has impacted operating results. As our operations expand into new operating regions in warmer climates, we expect seasonality to have a diminished impact on our overall results of operations.

     The following table and discussion that follows provide a comparison of our results of operations (amounts in thousands):

	Three Months Ended March 31,
	2007	2008
Statement of Operations Data:
Revenues:
Technical pumping services	$67,280	$83,088
Down-hole surveying services	9,428	10,353

Total revenues	76,708	93,441

Expenses:
Cost of revenue	53,986	78,778
Selling, general and administrative	8,448	9,544

Total expense	62,434	88,322

Operating income	$14,274	$5,119

     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Revenue.
     Revenue was $93.4 million for the three months ended March 31, 2008 compared to $76.7 million for the three months ended March 31, 2007, an increase of 21.8%. Increased activity levels, as well as down-hole asset acquisitions made during 2007 led to the increases in 2008. Revenue by operating region increased in the first quarter of 2008 compared to the first quarter of 2007 by $3.3 million, $4.0 million, $3.4 million, $5.6 million and $0.4 million in the Appalachian, Southeast, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. Approximately $13.5 million or 80% of the total increase was attributable to new service centers opened in 2007. During 2007, we acquired the assets of a down-hole surveying company in the fourth quarter of 2007 and opened five start-up service centers. Four of our five start-up service centers in 2007 were opened during the second half of the year. New service center revenue by operating region increased in the first quarter of 2008 compared to the first quarter of 2007 by $2.6 million, $6.4 million, $2.8 million and $1.7 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. New service centers include: Jane Lew, West Virginia (Appalachian), Clinton, Oklahoma (Mid-Continent), Artesia, New Mexico (Southwest), Williston, North Dakota (Rocky Mountain down-hole acquisition), Brighton, Colorado (Rocky Mountain), and Rock Springs, Wyoming (Rocky Mountain). Higher activity levels at existing service centers increased revenues in the first quarter of 2008 by $0.7 million, $4.0 million and $2.8 million in the Appalachian, Southeast and Southwest operating regions, respectively. Existing service center revenue by operating region decreased in the first quarter of 2008 compared to the first quarter of 2007 by $1.2 million and $3.1 million in the Rocky Mountain and Mid-Continent operating regions, respectively. As a percentage of revenue, sales discounts increased by 6.6% in the first quarter of 2008 as compared to the first quarter of 2007 due to increased capacity and increased competition in certain of our operating regions which resulted in significant downward pricing pressure on our service prices. Additionally, approximately 80% of the revenue increase between the first quarter of 2008 compared to the first quarter of 2007 was from our new service centers that historically have higher sales discounts than our established service centers because they typically price their services below competitors to initially penetrate new markets. All regions, other than Appalachia, experienced higher sales discounts for the first quarter of 2008 as compared to the first quarter of 2007. Our stimulation and cementing services continue to see the greatest downward pricing pressure.
     Revenue from our technical pumping services increased by approximately 23.5% to $83.1 million for the three months ended March 31, 2008 from $67.3 million for the three months ended March 31, 2007. Approximately $12.6 million of this increase was attributable to new service centers. New service center revenue by operating region increased in the first quarter of 2008 by $2.6 million, $6.4 million, $2.7 million and $0.9 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. The new service centers in Colorado and Wyoming were significantly delayed due to late equipment deliveries, facility procurement delays and holdups in obtaining regulatory permits. These delays resulted in no revenue being contributed by the new service centers in Colorado and Wyoming during 2007. In late January 2008, our Colorado service center began generating revenues and the Wyoming service center is expected to begin generating revenues during the second quarter of 2008. Higher activity levels at existing service centers increased revenue by operating region in the first quarter of 2008 by $0.7 million, $4.0 million and $2.8 million in the Appalachian, Southeast and Southwest operating regions, respectively. Existing service center revenue by operating region decreased in the first quarter of 2008 by $3.1 million and $1.2 million in the Mid-Continent and Rocky Mountain operating regions, respectively. Increased activity levels at existing service centers were partially offset by higher sales discounts in the first quarter of 2008 as compared to the first quarter of 2007 as a result of increased capacity, greater competition in the operating regions served by these service centers and higher percentage of revenue growth being contributed from new service centers that have higher sales discounts than our established service centers. As a percentage of revenues, increases in stimulation and cementing sales discounts were in the mid single digits for the first quarter of 2008 as compared to the first quarter of 2007.
     Revenue from our down-hole surveying services increased approximately 9.8% to $10.4 million for the first quarter of 2008 from $9.4 million for the first quarter of 2007. The revenue increase in the first quarter of 2008 was driven by a new Rocky Mountain service center that was acquired during 2007. Revenue by operating region increased in the first quarter of 2008 by $0.1 million, $0.7 million, $0.1 million and $0.1 million in the Appalachian, Mid-Continent, Rocky Mountain and Southeast operating regions, respectively. New service center revenue accounted for the majority of the revenue increase between periods. New service center revenue increased in the first quarter of 2008 as compared to the first quarter of 2007 by $0.8 million in the Rocky Mountain operating region.
     Cost of Revenue.
     Cost of revenue increased 45.9% to $78.8 million for the three months ended March 31, 2008 compared to $54.0 million for the three months ended March 31, 2007. The increase was due to the variable nature of many costs, including materials, labor and fuel. As a percentage of revenue, cost of revenue increased to 84.3% for the first quarter of 2008 from 70.4% for the first quarter of 2007 due to lower utilization caused by poor weather in the Appalachian region and increased costs for materials, fuel and labor that could not be passed on to our customers because of the current pricing and competitive environment. Approximately $13.9 million of the aggregate increase in cost of revenues was attributable to the establishment of new service centers in 2007. New service center cost of revenue increased in the first quarter of 2008 compared to the first quarter of 2007 by $2.5 million, $5.5 million, $3.8 million and $2.1 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. As a percentage of revenue, material costs, labor expenses, depreciation, fuel and repair costs increased in the first quarter of 2008 as compared to the first quarter of 2007 by 4.3%, 2.0%, 2.7%, 2.5%, and 0.7%, respectively. Material costs as a percentage of revenue increased 4.3% for the first quarter of 2008 compared to the first quarter of 2007 due to higher sand, chemical and cement costs, as well as transportation expenses incurred to deliver materials. Labor expenses as a percentage of revenues increased 2.0% in the first quarter of 2008 compared to the first quarter of 2007 to 21.4% due to wage inflation and lower personnel utilization at our new service centers and at our Appalachian service centers that were impacted by winter weather conditions. The increase in labor expenses during the first quarter of 2008 compared to the first quarter of 2007 was partially offset by a $0.7 million reduction in profit sharing and bonus accruals as a result of decreased profitability. Higher diesel prices increased our fuel costs as a percentage of revenue for the first quarter of 2008 compared to the first quarter of 2007 by 3.0%. As a percentage of revenue, depreciation expenses increased 2.7% to 9.0% for the first quarter of 2008 compared to the first quarter of 2007 due to the higher levels of capital expenditures made to expand our equipment fleet and lower crew utilization.
     Selling, General and Administrative Expenses.
     SG&A expenses were $9.5 million for the three months ended March 31, 2008 compared to $8.4 million for the three months ended March 31, 2007, an increase of 13.0%. Approximately $1.0 million of the increase in SG&A expenses in the first quarter of 2008 compared to the first quarter of 2007 was due to the establishment of new service centers in 2007. New service center SG&A expenses increased in the first quarter of 2008 compared to the first quarter of 2007 by $0.3 million, $0.2 million, $0.3 million and $0.2 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. During the second half of 2007, we hired additional personnel to manage the growth in our operations and added six service centers. As a result of this growth, aggregate labor expenses increased by $1.0 million to $6.0 million for the first quarter of 2008 compared to the first quarter of 2007. The increase in labor expenses during the first quarter of 2008 was partially offset by a

$0.2 million reduction in profit sharing and bonus accruals as a result of decreased profitability. As a percentage of revenue, the portion of labor expenses included in SG&A expenses decreased 0.1% to 6.4% in the first quarter of 2008 compared to the first quarter of 2007.
     Operating Income and EBITDA.
     Operating income was $5.1 million for the three months ended March 31, 2008 compared to $14.3 million for the three months ended March 31, 2007, a decrease of 64.1%. As a percentage of revenue, operating income decreased from 18.6% in the first quarter of 2007 to 5.5% in the first quarter of 2008. The primary reasons for this decrease were higher material, labor, depreciation and fuel costs, as well as increased discounts for our services as described above. Operating income in the first quarter of 2008 compared to the first quarter of 2007 decreased by approximately $1.4 million due to the establishment of the new service centers in 2007 as described above. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. Our effective tax rate for the first quarter of 2008 was higher than normal due to a non-temporary difference relating to the impact of vesting of restricted stock. This difference had a greater impact on our effective tax rate due to lower taxable income in the first quarter of 2008. EBITDA decreased $6.4 million in the first quarter of 2008 compared to the first quarter of 2007 to $13.4 million. For a definition of EBITDA, and a discussion of EBITDA as a performance measure please see “How We Evaluate Our Operations-EBITDA.” For a reconciliation of EBITDA to net income, please see “Non-GAAP Accounting Measures.” Net income decreased $6.6 million to $2.4 million in the first quarter of 2008 compared to the first quarter of 2007 due to increased costs and higher sales discounts as described above.
Liquidity and Capital Resources
     Prior to the completion of our initial public offering in 2005, cash generated from operations, borrowings under our credit facilities and funds from partner contributions were our primary sources of liquidity. Following completion of our initial public offering, we have relied on cash generated from operations, public equity offerings and borrowings under our bank credit facilities to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At March 31, 2008, we had $0.8 million of cash and cash equivalents and $18.1 million of availability under our bank credit facilities which can be used for planned capital expenditures and to make acquisitions.
     Financial Condition and Cash Flows
     Financial Condition.
     Our working capital increased $8.2 million to $46.6 million at March 31, 2008 compared to December 31, 2007. The working capital increase was funded by net advances on long-term debt of $18.7 million during the first quarter of 2008. The increase in working capital was driven by an $8.5 million reduction in current liabilities and a $3.3 million increase in accounts receivable that related to the timing of when we make or receive payments. Additionally, inventory increased by $2.4 million due to the building of stock levels at our new service centers. Partially offsetting this increase in working capital was a $4.7 million decrease in cash.
     During the three month period ended March 31, 2008, we increased long-term debt by $18.7 million and used $4.7 million in cash and $3.5 million of net cash generated from operations to fund $27.7 million of capital expenditures for property, plant and equipment.
     Cash flows from operations.
     Our cash flow from operations decreased $9.0 million to $3.5 million for the three months ended March 31, 2008 compared to three months ended March 31, 2007, primarily due to a $6.6 million drop in net income. For a detailed comparison of operating results for the three months ended March 31, 2008 as compared to three months ended March 31, 2007, please see “Our Results of Operations” under the sub-heading “Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.” A $6.4 million reduction in accounts payable reduced cash flow from operations during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Lower capital spending levels and the timing of payments caused the accounts payable reduction in 2008. Additionally, cash flow from operations for the three months ended March 31, 2008 decreased $5.7 million compared to the three months ended March 31, 2007 due to higher amounts of accounts receivable and inventory of $3.3 million and $2.4 million, respectively. Inventory increased due to higher activity levels at new service centers. Accounts receivable increased due to the timing of receipts from customers. These decreases were partially offset by a $3.6 million increase in depreciation expense during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Depreciation expenses increased in the first quarter of 2008 as compared to the first quarter of 2007 due to additional assets being placed in service. Deferred income taxes also decreased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to lower levels of taxable income in 2008.
     Cash flows used in investing activities.
     Net cash used in investing activities decreased from $49.6 million for the three months ended March 31, 2007 to $26.8 million for the three months ended March 31, 2008. The decrease was due to lower capital expenditures in 2008 for new and existing service centers. Additionally, during the three months ended March 31, 2007 we sold $11.1 million of short-term investments. During the three months ended March 31, 2008, our proceeds from sales of property, plant and equipment increased by $0.6 million as compared to the three months ended March 31, 2007.
     Cash flows from financing activities.
     Net cash provided by financing activities increased $18.6 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily due to $18.7 million in net borrowings under our revolving credit and term loan facilities during the three months ended March 31, 2008.
     Capital Requirements
     The oilfield services business is capital-intensive, requiring significant investment to expand and upgrade operations. Our capital requirements have consisted primarily of, and we anticipate will continue to be:
•	expansion capital expenditures, such as those to acquire additional equipment and other assets or upgrade existing equipment to grow our business; and

•	maintenance capital expenditures, which are capital expenditures made to extend the useful life of partially or fully depreciated assets or to maintain the operational capabilities of existing assets.
     We continually monitor new advances in pumping equipment and down-hole technology, as well as technologies that may compliment our existing businesses, and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. Our total 2008 capital expenditure budget is approximately $65 million. For the three months ended March 31, 2008, we made capital expenditures of approximately $27.7 million to purchase new and upgrade existing pumping and down-hole surveying equipment. These purchases and upgrades allow us to deploy additional service crews. We plan to continue to focus our planned 2008 capital expenditures budget on expanding our ability to service the Marcellus Shale activity in the Appalachian region, as well as expanding our nitrogen and cementing capabilities in all of our operating regions.
     Given our objective of growth through organic expansions and selective acquisitions, we anticipate that we will continue to invest significant amounts of capital to acquire businesses and assets. We actively consider a variety of businesses and assets for potential acquisitions, although currently we have no agreements or understandings with respect to any acquisition. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “— Our Growth Strategy.” Management believes that cash flows from operations, combined with cash and cash equivalents and borrowing under our bank credit facilities will provide us with sufficient capital resources and liquidity to manage our routine operations and fund capital expenditures that are presently projected.

     Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of March 31, 2008 or December 31, 2007.
     Description of Our Indebtedness
     In October 2005, we entered into a $20.0 million revolving credit facility with our existing lending institution, which matures in October 2009. Interest on the revolving credit facility is at LIBOR plus a spread of 1.00% to 1.25%, based upon certain financial ratios, or the prime lending rate, at our option. As of March 31, 2008, we had $13.7 million of borrowings under our revolving credit facility and had $1.1 million of available capacity and $5.2 million in letters of credit outstanding.
     In August 2006, we entered into a standby term loan facility with our existing lending institution. The standby term loan facility provides an additional $30.0 million of borrowing capacity that can be used to finance equipment purchases. The standby term loan facility matures in August 2009, at which time the outstanding aggregate principle balance under the standby term facility will convert to a single amortizing 60-month term loan. Interest on the standby term loan facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. As of March 31, 2008, we had $13.0 million of borrowings under the standby term loan facility and had $17.0 million of borrowing availability.
     The standby term loan facility and revolving credit facility are secured by our cash, investment property, accounts receivable, inventory, intangibles and equipment. Both facilities contain leverage ratio and net worth covenants and a fixed charge coverage ratio as specified in the respective credit agreements. At March 31, 2008, we were in compliance with the financial covenants required under our revolving credit facility and our standby term loan facility.
     At March 31, 2008, we had $1.6 million of other indebtedness, collateralized by specific buildings and equipment.
     Accounting standards not yet adopted
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the loss of control of a subsidiary. Upon its adoption on January 1, 2009, noncontrolling interests will be classified as equity in our financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring net income to include the net income for both the parent and the noncontrolling interest, with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The provisions of this standard must be applied retroactively upon adoption. We are currently evaluating the impact of adopting SFAS 160; however, we do not expect it to have an effect on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 141R, Business Combinations, a replacement of SFAS 141(“SFAS 141R”). This statement replaces SFAS 141 to establish accounting and reporting standards for business combinations in the first annual reporting period beginning after December 15, 2008. Early adoption of this statement is prohibited. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. Upon its adoption on January 1, 2009, noncontrolling interests will be classified as equity in the Superior financial statements. We are currently evaluating the impact of adopting SFAS 141R.
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
     Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, no amortization is recorded for goodwill and /or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. SFAS No. 142 requires that goodwill and non-amortizable assets be assessed annually for impairment. We completed the annual impairment test for 2007 and no impairment was determined. At March 31, 2008, our intangible assets consisted of $5.9 million of goodwill and $3.0 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended March 31, 2007 and 2008, we recorded amortization expense of $165,000 and $253,000, respectively.
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
     Impact of Inflation
     Inflation can affect the costs of fuel, raw materials and equipment that we purchase for use in our business. We are generally able to pass along any cost increases to our customers, although due to pricing commitments and the timing of our marketing and bidding cycles there is generally a delay of several weeks or months from the time that we incur a cost increase until the time we can pass it along to our customers. Most of our property and equipment was acquired in recent years, so recorded depreciation approximates depreciation based on current dollars.

Historically, management believes that inflation has not had a significant impact on our business because we typically have the ability to pass increased fuel, raw material and equipment costs on to our customers. To the extent that we are unable to pass through these cost increases, our business could be adversely impacted.
     Non-GAAP Accounting Measures
     The following table presents a reconciliation of EBITDA with our net income for each of the periods indicated:

	Three Months Ended
	March 31,
	2007	2008
Reconciliation of EBITDA to Net Income:
Net income	$9,009	$2,403
Income tax expense	5,765	2,196
Interest expense	59	177
Depreciation and amortization	5,003	8,646

EBITDA	$19,836	$13,422

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
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our revolving credit facility established in October 2005 and our standby term loan facility established in August 2006, each of which have variable interest rates based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of December 31, 2007 and March 31, 2008 would result in an increase in interest expense and a corresponding decrease in net income, of less than $0.1 million and $0.2 million annually, respectively.
     Concentration of Credit Risk. Substantially all of our customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Two customers individually accounted for 13% and 11% and 16% and 11% of our revenue for the three months ended March 31, 2007 and 2008, respectively. At December 31, 2007 and March 31, 2008, one customer accounted for 15% and 21% and eight customers accounted for 54% and 54% of Superior’s accounts receivable, respectively.
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
     As required by SEC rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of March 31, 2008, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control over Financial Reporting. There were no changes in our system of internal control over financial reporting that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are named as a defendant, from time to time, in litigation relating to our normal business operations. Our management is not aware of any significant litigation, pending or threatened, that would have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1A. Risk Factors.
     There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 6. Exhibits.
     See the Index to Exhibits included with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR WELL SERVICES, INC. Registrant
Dated: May 8, 2008	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a) Exhibits
The exhibits marked with an asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.

31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the March 31, 2008 Quarterly Report on Form 10-Q.

31.2*	Sarbanes-Oxley Section 302 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the March 31, 2008 Quarterly Report on Form 10-Q.

32.1*	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the March 31, 2008 Quarterly Report on Form 10-Q.

32.2*	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the March 31, 2008 Quarterly Report on Form 10-Q.