Form 10-Q
period 2008-06-30
Superior Well Services, INC
filed 2008-08-07
CIK 1323715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form l0-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of August 7, 2008, there were outstanding 23,584,296 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

SUPERIOR WELL SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2007	2008
	(in thousands, except per share data)
Current Assets:
Cash and cash equivalents	$5,510	$21
Trade accounts receivable, net of allowance of $1,629 and $1,928, respectively	54,002	80,036
Inventories	9,933	12,336
Prepaid expenses and other current assets	1,027	960
Income taxes receivable	3,722	1,936
Deferred income taxes	1,827	1,780

Total current assets	76,021	97,069

Property, Plant and Equipment:
Land	420	420
Building and improvements	4,776	6,383
Equipment and vehicles	266,444	316,695
Construction in progress	29,814	24,487

	301,454	347,985
Accumulated depreciation	(60,591)	(77,587)

Total property, plant and equipment, net	240,863	270,398
Goodwill	5,850	5,850
Intangible assets, net of accumulated amortization of $1,815 and $2,321, respectively	3,242	2,739
Deferred income taxes	366	368
Other assets	745	471

Total assets	$327,087	$376,895

Current Liabilities:
Accounts payable-trade	$31,497	$35,072
Current portion of long-term debt	390	157
401(k) plan contribution and withholding	1,615	887
Advance payments on servicing contracts	70	38
Accrued wages and health benefits	2,126	2,955
Other accrued liabilities	1,931	2,291

Total current liabilities	37,629	41,400

Long-term debt	9,165	36,338

Deferred income taxes	26,694	32,427

Stockholders’ Equity:
Common stock, voting, par $.01 per share, 70,000,000 shares authorized, 23,474,552 and 23,584,296 shares issued at December 31, 2007 and June 30, 2008, respectively	234	235
Additional paid-in capital	184,432	185,569
Retained earnings	68,933	80,926

Total stockholders’ equity	253,599	266,730

Total liabilities and stockholders’ equity	$327,087	$376,895

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
		(in thousands, except per share data)
Revenue	$84,807	$119,734	$161,515	$213,174

Cost of revenue	59,480	92,435	113,466	171,212

Gross profit	25,327	27,299	48,049	41,962

Selling, general and administrative expenses	8,844	10,682	17,292	20,226

Operating income	16,483	16,617	30,757	21,736

Interest expense	47	233	106	410

Other income (expense), net	209	(40)	767	(383)

Income before income taxes	16,645	16,344	31,418	20,943

Income taxes
Current	4,792	2,165	8,936	3,173
Deferred	1,693	4,588	3,314	5,777

	6,485	6,753	12,250	8,950

Net income	$10,160	$9,591	$19,168	$11,993

Earnings per common share:

Basic and fully diluted	$0.44	$0.41	$0.83	$0.52

Weighted average shares outstanding — basic	23,102,046	23,152,566	23,097,262	23,146,962
Weighted average shares outstanding — diluted	23,166,307	23,269,440	23,188,524	23,273,029
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
		(in thousands)
BALANCE, DECEMBER 31, 2006	$234	$182,492	$31,178	$213,904

Net income	—	—	19,168	19,168

Issuance of restricted stock awards	1	124	—	125

Share-based compensation	—	957	—	957

BALANCE, JUNE 30, 2007	$235	$183,573	$50,346	$234,154

BALANCE, DECEMBER 31, 2007	$234	$184,432	$68,933	$253,599

Net income	—	—	11,993	11,993

Issuance of restricted stock awards	1	129	—	130

Restricted stock retired	—	(227)	—	(227)

Share-based compensation	—	1,235	—	1,235

BALANCE, JUNE 30, 2008	$235	$185,569	$80,926	$266,730

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2007	2008
	(in thousands)
Cash flows from operations:
Net income	$19,168	$11,993
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	3,314	5,778
Depreciation and amortization	10,938	18,110
Loss on disposal of equipment	213	411
Share-based compensation	957	1,235
Changes in assets and liabilities:
Trade accounts receivable	(4,764)	(26,034)
Inventory	(1,261)	(2,403)
Prepaid expenses and other assets	453	67
Income taxes receivable	—	1,786
Accounts payable-trade	(4,063)	5,791
Income taxes payable	44	—
401 (k) plan contribution and withholding	(1,207)	(728)
Advance payments on servicing contracts	(302)	(32)
Accrued wages and health benefits	1,292	829
Other accrued liabilities	108	360

Net cash provided by operations	24,890	17,163

Cash flows from investing:
Expenditure for property, plant and equipment, net of construction payables	(61,391)	(50,644)
Acquisition of businesses, net of cash acquired	(7,916)	—
Purchase of short-term investments, net	(11,777)	—
Expenditures for other assets	(401)	271
Proceeds from sale of property, plant and equipment	16	878

Net cash used in investing	(81,469)	(49,495)

Cash flows from financing:
Principal payments on long-term debt	(11,681)	(74,705)
Proceeds from long-term borrowings	11,383	101,645
Issuance/retirement of restricted stock, net	125	(97)

Net cash (used in)/provided by financing	(173)	26,843

Net decrease in cash and cash equivalents	(56,752)	(5,489)

Cash and cash equivalents, beginning of period	56,752	5,510

Cash and cash equivalents, end of period	$—	$21

Supplemental disclosure of cash flow data:
Interest paid	$145	$423
Income taxes paid	8,893	1,387
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Trade Accounts Receivable
     Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly regional, independent natural gas and oil companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account. For the three month periods ended June 30, 2007 and 2008, Superior recorded a provision for uncollectible accounts receivable of $275,000 and $210,000, respectively. For the six month periods ended June 30, 2007 and 2008, Superior recorded a provision for uncollectible accounts receivable of $350,000 and $345,000, respectively.
     Property, Plant and Equipment
     Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements and range from 5 to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $5.7 million and $9.2 million for the three months ended June 30, 2007 and 2008, respectively. Depreciation expense, excluding intangible amortization, amounted to $10.6 million and $17.6 million for the six months ended June 30, 2007 and 2008, respectively.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
     Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48, as amended May 2007 by FASB Staff Position FIN 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48,” prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in financial statements. The adoption of FIN 48 did not have any impact on Superior’s total liabilities or stockholders’ equity. Superior’s balance sheets at December 31, 2007 and June 30, 2008 do not include any liabilities associated with uncertain tax positions; further Superior has no unrecognized tax benefits that if recognized would change the effective tax rate.
     We file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. We are not subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. The Internal Revenue Service commenced an examination of our U.S. income tax return for 2005 in the second quarter 2007. We reached a settlement, signed in January 2008, with the Internal Revenue Service on tax issues relating to the 2005 tax year. The results of the settlement did not have a significant impact on Superior’s tax position or interest expense. Superior classifies interest expense and penalties related to income tax expense as interest expense. Interest and penalties for the three and six months ended June 30, 2007 and 2008 were insignificant in each period.
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
     Goodwill and Intangible Assets
     In accordance with SFAS No. 142, no amortization is recorded for goodwill and /or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. SFAS No. 142 requires that goodwill and non-amortizable assets be assessed annually for impairment. Superior completed the annual impairment test for 2007 and no impairment was determined. At June 30, 2008, Superior’s intangible assets consist of $5.9 million of goodwill and $2.7 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended June 30, 2007 and 2008, Superior recorded amortization expense of $202,000 and $253,000, respectively. For the six months ended June 30, 2007 and 2008, Superior recorded amortization expense of $367,000 and $506,000, respectively.
     Concentration of Credit Risk
     Substantially all of Superior’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. One customer accounted for 13% and 17% of our revenue for the three months ended June 30, 2007 and 2008, respectively. One customer accounted for 13% and 17% of our revenue for the six months ended June 30, 2007 and 2008, respectively. At December 31, 2007 and June 30, 2008, one customer accounted for 15% and 15% and eight customers accounted for 54% and 51% of Superior’s accounts receivable, respectively.
     Share Based Compensation
     Effective January 1, 2006, Superior adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. The three months ended June 30, 2007 and 2008 include $481,000 and $620,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R. The six months ended June 30, 2007 and 2008 include $957,000 and $1,235,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R.
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
     Although the restricted shares are considered legally issued and outstanding under the terms of the restricted stock agreement, they are still excluded from the computation of basic earnings per share. Once vested, the shares are included in basic earnings per share as of the vesting date. Superior includes unvested restricted stock with service conditions in the calculation of diluted earnings per share using the treasury stock method. Assumed proceeds under the treasury stock method would include unamortized compensation cost and potential windfall tax benefits. If dilutive, the stock is considered outstanding as of the grant date for diluted earnings per share

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
computation purposes. If anti-dilutive, it would be excluded from the diluted earnings per share computation. The restricted shares were dilutive for the three and six months ended June 30, 2008.
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
     In March 2008, the FASB affirmed the consensus of FSP APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement ), which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuer’s of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of adopting this statement.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 and other U.S. generally accepted accounting principles. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of adopting this statement.
     In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of SFAS 128. The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. We are currently evaluating the impact of adopting this statement.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. Debt
     In October 2005, Superior entered into a revolving credit facility with its existing lending institution. The agreement provides for a $20 million revolving credit facility and matures in October 2009. Interest on the revolving credit facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. The loan is secured by Superior’s accounts receivable, inventory and equipment. The revolving credit facility requires Superior to maintain a maximum debt to EBITDA ratio and a minimum amount of adjusted net tangible worth, as defined under the credit agreement. At December 31, 2007, Superior had $8.0 million outstanding under the revolving credit facility, $6.9 million of borrowing availability, $5.2 million of outstanding letters of credit and was in compliance with its financial covenants. At June 30, 2008, Superior had $6.2 million outstanding under the revolving credit facility, $8.6 million of borrowing availability, $5.2 million of outstanding letters of credit and was in compliance with its financial covenants. The weighted average interest rate for the six months ended June 30, 2008 was 4.0%.
     In August 2006, Superior entered into a standby term loan facility with its existing lending institution. The standby term loan facility provides an additional $30 million of borrowing capacity that can be used to finance equipment purchases. The standby term loan facility matures in August 2009, at which time the outstanding aggregate principle balance under the standby term loan facility will convert to a single amortizing 60 month term loan. Interest on the revolving credit facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. The standby term loan facility contains leverage ratio and net worth covenants similar to those in the revolving credit facility, as well as, a fixed charge coverage ratio covenant as specified in the standby term loan facility. The standby term loan facility is secured by Superior’s cash, investment property, accounts receivable, inventory, intangibles and equipment. At December 31, 2007, Superior had no outstanding borrowings under the standby term loan facility, had $30 million of borrowing availability and was in compliance with its financial covenants. Superior did not borrow under the standby term loan facility during 2007. At June 30, 2008, Superior had $29.0 million of borrowings under the standby term loan facility, had $1.0 million of borrowing availability and was in compliance with its financial covenants. The weighted average interest rate for the six months ended June 30, 2008 was 3.7%.
     Long-term debt at December 31, 2007 and June 30, 2008 consisted of the following (amounts in thousands):

	December 31,	June 30,
	2007	2008
Revolving credit facility with interest rates at LIBOR plus a spread of 1-1.25% due October 2009, collateralized by accounts receivable, inventory and equipment	$7,957	$6,213
Standby term loan with interest rates at LIBOR plus a spread of 1-1.25% due August 2009, collateralized by cash, investment property, accounts receivable, inventory, intangibles and equipment	—	29,000
Mortgage notes payable to a bank with interest at the bank’s prime lending rate minus 1%, payable in monthly installments of $8,622 plus interest through January 2021, collateralized by real property	1,221	1,165
Note payable to sellers with an interest rate of 7% due through September 2008, collateralized by equipment	233	—
Notes payable to sellers with nominal interest rates due through December 2010, collateralized by specific buildings and equipment	144	117

	9,555	36,495
Less — Payments due within one year	390	157

Total	$9,165	$36,338

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Principal payments required under our long-term debt obligations during the next five years and thereafter are as follows: 2008-$157,000, 2009-$35,370,000, 2010-$126,000, 2011-$103,000, 2012-$103,000 and thereafter $636,000.
4. Income taxes
     Superior accounts for income taxes and the related accounts under the liability method. Deferred taxes and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.
     The provision for income taxes is comprised of:

	Period ended June 30, 2007		Period ended June 30, 2008
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
Current:
State and local	$826	$1,544	$469	$646
U.S. federal	3,966	7,392	1,697	2,527

Total current	4,792	8,936	2,166	3,173

Deferred:
State and local	300	587	811	1,022
U.S. federal	1,393	2,727	3,776	4,755

Total deferred	1,693	3,314	4,587	5,777

Provision for income tax expense	$6,485	$12,250	$6,753	$8,950

     Significant components of Superior’s deferred tax assets and liabilities are as follows:

	December 31,	June 30,
	2007	2008
	(amounts in thousands)
Deferred tax assets:
Restricted stock	$1,014	$713
Accrued expenses and other	544	716
Allowance for doubtful accounts receivable	635	719

Total deferred tax assets	2,193	2,148

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(26,694)	(32,427)

Total deferred tax liabilities	(26,694)	(32,427)

Net deferred taxes	$(24,501)	$(30,279)

     A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

	Period ended June 30, 2007		Period ended June 30, 2008
	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
Federal statutory tax rate	35%	35%	35%	35%
Impact of vesting of restricted stock	—	—	—	2
State income taxes	4	4	5	5
Other	—	—	1	1

Effective income tax rate	39%	39%	41%	43%

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
6. Related-Party Transactions
     Superior Well provides technical pumping services and down-hole surveying services to a customer owned by certain stockholders and directors of Superior. The total amounts of services provided to this affiliated party for the three months ended June 30, 2007 and 2008 were approximately $983,000 and $1,431,000 respectively. The total amounts of services provided to this affiliated party for the six months ended June 30, 2007 and 2008 were approximately $3,814,000 and $2,389,000 respectively. The accounts receivable outstanding from the affiliated party were $371,000 and $639,000 as of December 31, 2007 and June 30, 2008.
     Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain stockholders and directors of Superior. The total amounts paid to these affiliated parties were approximately $775,000 and $682,000 for the three months ended June 30, 2007 and 2008, respectively. The total amounts paid to these affiliated parties were approximately $1,671,000 and $1,581,000 for the six months ended June 30, 2007 and 2008, respectively. Superior Well had accounts payable to these affiliates of $191,000 and $609,000 at December 31, 2007 and June 30, 2008, respectively.
7. Commitments and Contingencies
     Minimum annual rental payments, principally for non-cancelable real estate and vehicle leases with terms in excess of one year, in effect at December 31, 2007, were as follows: 2008-$4,871,000; 2009-$4,372,000; 2010-$3,596,000; 2011-$2,652,000 and 2012-$1,396,000.
     Total rental expense charged to operations was approximately $704,000 and $1,246,000 for the three months ended June 30, 2007 and 2008, respectively. Total rental expense charged to operations was approximately $1,386,000 and $2,427,000 for the six months ended June 30, 2007 and 2008, respectively.
     In October 2007, Superior entered into a take-or-pay contract with U.S. Silica Company to purchase fracturing sand for the two year period beginning January 1, 2008 and ending December 31, 2009. Minimum purchases under the take-or-pay contract are estimated at $4.5 million and $7.2 million in 2008 and 2009, respectively.
     Superior had commitments of approximately $45.7 million and $19.8 million for capital expenditures as of December 31, 2007 and June 30, 2008, respectively.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
     During 2006, Superior granted restricted common stock awards that totaled 290,900 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2006 of 50,000, 67,000 and 173,900, respectively. During 2007, Superior granted restricted common stock awards that totaled 135,200 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2007 of 22,000, 26,000 and 87,200, respectively. During 2008, Superior granted restricted common stock awards that totaled 129,900 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2008 of 12,000, 22,500 and 95,400, respectively. Each award is subject to a service requirement that requires the director, officer or key employee to continuously serve as a member of the Board of Directors or as an employee of Superior from the date of grant through the number of years following the date of grant as set forth in the following schedule. Under the terms of the Stock Incentive Plan, vested shares may be issued net of a number of shares necessary to satisfy the participant’s income tax obligation. Such amounts are recorded as shares retired. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the following schedule:

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
     Under the 2005 Stock Incentive Plan, the fair value of the restricted stock awards is based on the closing market price of Superior’s common stock on the date of grant. A summary of the activity of the Superior’s restricted stock awards are as follows:

		Weighted
		Average Grant
	Number of	Date Fair Value
	shares	Per Share
Nonvested at December 31, 2006	285,900	$28.47
Granted	135,200	23.05
Vested	(36,770)	28.22
Forfeited	(5,450)	25.54
Retired	(7,465)	28.29

Nonvested at December 31, 2007	371,415	26.57
Granted	129,900	19.91
Vested	(48,898)	26.96
Forfeited	(9,295)	25.24
Retired	(10,861)	27.36

Nonvested at June 30, 2008	432,261	$24.53

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The aggregate market value of cumulative awards was approximately $12.3 million, before the impact of income taxes. At June 30, 2008, Superior’s unrecognized compensation costs related to non-vested awards amounted to $7.4 million. Superior is recognizing the expense in connection with the restricted share awards ratably over the five year vesting period. Compensation expense related to the stock incentive plan for the three months ended June 30, 2007 and 2008, was $481,000 and $620,000, respectively. Compensation expense related to the stock incentive plan for the six months ended June 30, 2007 and 2008, was $957,000 and $1,235,000, respectively.
9. Subsequent events
     In July 2008, Superior entered into the Fourth Amendment to its Credit Agreement (the “Amendment”). The Amendment increased the borrowing base to $45,000,000 and on November 6, 2008, the borrowing base will return to $20,000,000. All other material terms remained the same.
     Additionally, In July 2008, Superior purchased substantially all of the operating assets of Nuex Wireline, Inc. (“Nuex”) for approximately $6.0 million in cash. Nuex provides cased hole completion services. The operating assets include 5 cased hole trucks and various tools and logging systems that are compatible with Superior’s existing systems. The acquired operations will be integrated into Superior’s Rocky Mountain operations which expands its presence in Brighton, Colorado.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2008		2007		2008
Technical pumping services	$71,572	84.4%	$106,528	89.0%	$138,852	86.0%	$189,616	89.0%
Down-hole surveying services	13,235	15.6	13,206	11.0	22,663	14.0	23,558	11.0

Total revenue	$84,807	100.0%	$119,734	100.0%	$161,515	100.0%	$213,174	100.0%

The following is a brief description of our services:
     Technical Pumping Services
     We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 63.9%, 6.6%, and 18.5% of our revenue for the three months ended June 30, 2008 and 61.8%, 6.7% and 20.5% of our revenue for the six months ended June 30, 2008, respectively. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue for the three and six months ended June 30, 2007 and 2008. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.
     Down-Hole Surveying Services
     We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 11.0% of our revenue for the three months ended June 30, 2008 and 11.0% of our revenue for the six months ended June 30, 2008, respectively. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.
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
     Our labor costs consist primarily of wages for our field personnel. As a result of on-going shortages of qualified supervision personnel and equipment operators, due to increased activity in the oilfield services and commercial trucking sectors, it is likely that we will have to raise wage rates to attract and train workers from other fields in order to maintain or expand our current work force. Historically, we have been able to increase service rates to our customers to compensate for wage rate increases. However, increased competition in a number of our operating areas has recently decreased our ability to mitigate rising costs through price increases for our services.

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
     We anticipate that oil and natural gas exploration and production companies will continue to respond to sustained increases in demand by expanding their exploration and drilling activities and increasing capital spending. In recent years, much of this expansion has focused on natural gas. According to Baker Hughes rig count data, the average total rig count in the United States increased 109% from 918 in 2000 to 1,922 through the second week of July 2008, while the average natural gas rig count increased 114% from 720 in 2000 to 1,544 through the second week of July 2008. While the number of rigs drilling for natural gas has increased by more than 250% since 1996, natural gas production has decreased by approximately 3% over the same period of time. This is largely a function of increasing decline rates for natural gas wells in the United States. We believe that a continued increase in U.S. drilling and workover activity will be required for the natural gas industry to help meet the expected increased demand for natural gas in the United States.
     Our Growth Strategy
     Our growth strategy contemplates engaging in organic expansion opportunities and complementary acquisitions of other oilfield services assets or businesses. Our organic expansion activities generally consist of establishing service centers in new locations, including purchasing related equipment and hiring experienced local personnel. Historically, many of our customers have asked us to expand our operations into new regions that they enter. Once we establish a new service center, we seek to expand our operations by attracting new customers and hiring additional local personnel.

     The following table shows our revenue from each operating region for the three and six month periods ended June 30, 2007 and 2008 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2007		2008		2007		2008
Appalachian	$35,225	41.5%	$45,874	38.3%	$67,758	42.0%	$81,700	38.3%
Southeast	16,741	19.8	22,422	18.7	29,867	18.5	39,561	18.6
Southwest	9,474	11.2	14,832	12.4	17,947	11.1	28,928	13.6
Rocky Mountain	9,353	11.0	14,378	12.0	17,773	11.0	23,223	10.9
Mid-Continent	14,014	16.5	22,228	18.6	28,170	17.4	39,762	18.6

Total	$84,807	100.0%	$119,734	100.0%	$161,515	100.0%	$213,174	100.0%

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
Our Results of Operations
     Our results of operations are derived primarily by three interrelated variables: (1) market price for the services we provide; (2) drilling activities of our customers; and (3) cost of materials and labor. To a large extent, the pricing environment for our services will dictate our level of profitability. Our pricing is also dependent upon the prices and market demand for oil and natural gas, which affect the level of demand for, and the pricing of, our services and fluctuates with changes in market and economic condition and other factors. Over the last 18 months, increased capacity in certain of our operating regions has resulted in significant downward pricing pressure and increased discounts in our service prices. We expect this downward pressure to continue in these regions until the level of activity increases to absorb the excess capacity or the amount of equipment and crews servicing these regions decreases through relocation to other regions with capacity. Additionally, seasonality can affect our operations in the Appalachian region and certain parts of the Mid-Continent and Rocky Mountain regions, which may be subject to periods of diminished activity during spring thaw due to road restrictions and adverse winter weather conditions. Historically, because the Appalachian region has comprised a significant percentage of our revenues its seasonality has impacted operating results. As our operations expand into new operating regions in warmer climates, we expect seasonality to have a diminished impact on our overall results of operations.

     The following table and discussion that follows provide a comparison of our results of operations (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2008		2007		2008
Statement of Operations Data:
Revenues:
Technical pumping services	$71,572	84.4%	$106,528	89.0%	$138,852	86.0%	$189,616	89.0%
Down-hole surveying services	13,235	15.6	13,206	11.0	22,663	14.0	23,558	11.0

Total revenue	84,807	100.0	119,734	100.0	161,515	100.0	213,174	100.0

Expenses:
Cost of revenue	59,480	70.1	92,435	77.2	113,466	70.3	171,212	80.3
Selling, general, and administrative	8,844	10.5	10,682	8.9	17,292	10.7	20,226	9.5

Total expense	68,324	80.6	103,117	86.1	130,758	81.0	191,438	89.8

Operating income	$16,483	19.4%	$16,617	13.9%	$30,757	19.0%	$21,736	10.2%

     Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Revenue.
     Revenue was $119.7 million for the three months ended June 30, 2008 compared to $84.8 million for the three months ended June 30, 2007, an increase of 41.2%. Increased activity levels at new and existing service centers led to the increases in the second quarter of 2008 as compared to the second quarter of 2007. Revenue by operating region increased in the second quarter of 2008 compared to the second quarter of 2007 by $10.7 million, $5.7 million, $8.2 million, $5.3 million and $5.0 million in the Appalachian, Southeast, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. Approximately $14.3 million or 41.0% of the total increase was attributable to new service centers opened in 2007. During 2007, we acquired the assets of a down-hole surveying company in the fourth quarter of 2007 and opened five start-up service centers. Four of our five start-up service centers in 2007 were opened during the second half of the year. New service centers include: Clinton, Oklahoma (Mid-Continent), Artesia, New Mexico (Southwest), Williston, North Dakota (Rocky Mountain down-hole acquisition), Brighton, Colorado (Rocky Mountain), and Rock Springs, Wyoming (Rocky Mountain). Higher activity levels at existing service centers increased revenues in the second quarter of 2008 by $20.6 million. As a percentage of revenue, sales discounts increased by 6.4% in the second quarter of 2008 as compared to the second quarter of 2007 due to increased capacity and increased competition in certain of our operating regions which resulted in significant downward pricing pressure on our service prices. Additionally, approximately 41.0% of the revenue increase between the second quarter of 2008 compared to the second quarter of 2007 was from our new service centers that historically have higher sales discounts than our established service centers because they typically price their services below competitors to initially penetrate new markets. All of our operating regions experienced higher sales discounts for the second quarter of 2008 as compared to the second quarter of 2007. Our stimulation and cementing services continue to see the greatest downward pricing pressure.
     Revenue from our technical pumping services increased by approximately 48.8% to $106.5 million for the three months ended June 30, 2008 from $71.6 million for the three months ended June 30, 2007. Approximately $13.2 million of this increase was attributable to new service centers. The new service centers in Colorado and Wyoming were significantly delayed due to late equipment deliveries, facility procurement delays and holdups in obtaining regulatory permits. These delays resulted in no revenue being contributed by the new service centers in Colorado, Wyoming and New Mexico during 2007. In late January 2008, our Colorado service center began generating revenues and the Wyoming service center is expected to begin generating revenues during the third quarter of 2008. Higher activity levels at existing service centers increased revenue by $21.4 million. Increased activity levels at existing service centers were partially offset by higher sales discounts in the second quarter of 2008 as compared to the second quarter of 2007 as a result of increased capacity, greater competition in the operating regions served by these service centers and higher percentage of revenue growth being contributed from new service centers that have higher sales discounts than our established service centers. As a percentage of revenues, increases in stimulation and cementing sales discounts were in the mid single digits for the second quarter of 2008 as compared to the second quarter of 2007.
     Revenue from our down-hole surveying services decreased approximately 0.2% to $13.2 million for the second quarter of 2008. Revenue by operating region increased in the second quarter of 2008 as compared to the second quarter of 2007 by $0.3 million in the Appalachian operating region. Revenue by operating region decreased in the second quarter of 2008 by $0.2 million, $0.1 million and $0.1 million in the Mid-Continent, Rocky Mountain and Southeast operating regions, respectively. New service center revenue increased in the second quarter of 2008 as compared to the second quarter of 2007 by $1.1 million.
     Cost of Revenue.
     Cost of revenue increased 55.4% to $92.4 million for the three months ended June 30, 2008 compared to $59.5 million for the three months ended June 30, 2007. The increase was due to the variable nature of many costs, including materials, labor and fuel. As a percentage of revenue, cost of revenue increased to 77.2% for the second quarter of 2008 from 70.1% for the second quarter of 2007 due to increased costs for materials, fuel and labor that could not be passed through to our customers via price increases because of the current competitive environment. Approximately $14.7 million of the aggregate increase in cost of revenues was attributable to the establishment of new service centers in 2007. As a percentage of revenue, material costs, labor expenses, depreciation and fuel costs increased in the second quarter of 2008 as compared to the second quarter of 2007 by 5.7%, 0.7%, 0.9%, and 2.9%, respectively. Material costs as a percentage of revenue increased 5.7% for the second quarter of 2008 compared to the second quarter of 2007 due to higher sand, chemical and cement costs, as well as transportation expenses incurred to deliver materials. Labor expenses as a percentage of revenues increased 0.7% in the second quarter of 2008 compared to the second quarter of 2007 to 19.6% due to wage inflation and lower personnel utilization at our new service centers. Higher diesel prices increased our fuel costs as a percentage of revenue for the second quarter of 2008 compared to the second quarter of 2007 by 2.9%. As a percentage of revenue, depreciation expenses increased 0.9% to 7.7% for the second quarter of 2008 compared to the second quarter of 2007 due to the higher levels of capital expenditures made to expand our equipment fleet.
     Selling, General and Administrative Expenses (SG&A).
     SG&A expenses were $10.7 million for the three months ended June 30, 2008 compared to $8.8 million for the three months ended June 30, 2007, an increase of 20.8%. Approximately $0.7 million of the increase in SG&A expenses in the second quarter of 2008 compared to the second quarter of 2007 was due to the establishment of new service centers in 2007. During the second half of 2007, we hired additional personnel to manage the growth in our operations and added six service centers. As a result of this growth, aggregate labor expenses increased by $1.5 million to $6.6 million for the second quarter of 2008 compared to the second quarter of 2007. As a percentage of revenue, the portion of labor expenses included in SG&A expenses decreased 0.4% to 5.5% in the second quarter of 2008 compared to the second quarter of 2007.
     Operating Income.
     Operating income was $16.6 million for the three months ended June 30, 2008 compared to $16.5 million for the three months ended June 30, 2007, a increase of 0.8%. As a percentage of revenue, operating income decreased from 19.4% in the second quarter of 2007 to 13.9% in the second quarter of 2008. The primary reasons for this decrease were higher material, labor, depreciation and fuel costs, as well as increased discounts for our services as described above. Operating income in the second quarter of 2008 compared to the second quarter of 2007 decreased by approximately $1.1 million due to the establishment of the new service centers in 2007 as described above. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $3.4 million in the second quarter of 2008 compared to the second quarter of 2007 to $26.0 million. For a definition of EBITDA, and a discussion of EBITDA as a performance measure please see “How We Evaluate Our Operations-EBITDA.” For a reconciliation of EBITDA to net income, please see “Non-GAAP Accounting Measures.” Net income decreased $0.6 million to $9.6 million in the second quarter of 2008 compared to the second quarter of 2007 due to increased costs and higher sales discounts as described above.

     Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Revenue.
     Revenue was $213.2 million for the six months ended June 30, 2008 compared to $161.5 million for the six months ended June 30, 2007, an increase of 32.0%. Increased activity levels led to the increases in 2008. Revenue by operating region increased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 by $14.0 million, $9.7 million, $11.6 million, $11.0 million and $5.4 million in the Appalachian, Southeast, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. Approximately $25.2 million or 48.8% of the total increase was attributable to new service centers opened in 2007. During 2007, we acquired the assets of a down-hole surveying company in the fourth quarter of 2007 and opened five start-up service centers. Four of our five start-up service centers in 2007 were opened during the second half of the year. New service centers include: Clinton, Oklahoma (Mid-Continent), Artesia, New Mexico (Southwest), Williston, North Dakota (Rocky Mountain down-hole acquisition), Brighton, Colorado (Rocky Mountain), and Rock Springs, Wyoming (Rocky Mountain). Higher activity levels at existing service centers increased revenues for the six months ended June 30, 2008 by $26.5 million. As a percentage of revenue, sales discounts increased by 6.6% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to increased capacity and increased competition in certain of our operating regions which resulted in significant downward pricing pressure on our service prices. Additionally, approximately 48.8% of the revenue increase between the six months ended June 30, 2008 compared to six months ended June 30, 2007 was from our new service centers that historically have higher sales discounts than our established service centers because they typically price their services below competitors to initially penetrate new markets. All of our operating regions experienced higher sales discounts for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Our stimulation and cementing services continue to see the greatest downward pricing pressure.
     Revenue from our technical pumping services increased by approximately 36.6% to $189.6 million for the six months ended June 30, 2008 from $138.9 million for the six months ended June 30, 2007. Approximately $23.3 million of this increase was attributable to new service centers. The new service centers in Colorado and Wyoming were significantly delayed due to late equipment deliveries, facility procurement delays and holdups in obtaining regulatory permits. These delays resulted in no revenue being contributed by the new service centers in Colorado, Wyoming and New Mexico during 2007. In late January 2008, our Colorado service center began generating revenues and the Wyoming service center is expected to begin generating revenues during the third quarter of 2008. Higher activity levels at existing service centers increased revenue by operating region for the six months ended June 30, 2008 by $27.4 million. Increased activity levels at existing service centers were partially offset by higher sales discounts for the six months ended June, 30 2008 as compared to the six months ended June 30, 2007 as a result of increased capacity, greater competition in the operating regions served by these service centers and higher percentage of revenue growth being contributed from new service centers that have higher sales discounts than our established service centers. As a percentage of revenues, increases in stimulation and cementing sales discounts were in the mid single digits for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.
     Revenue from our down-hole surveying services increased approximately 4.0% to $23.5 million for the six months ended June 30, 2008 from $22.7 million for the six months ended June 30, 2007. The revenue increase was driven by a new Rocky Mountain service center that was acquired during 2007. Revenue by operating region increased for the six months ended June 30, 2008 by $0.4 million and $0.5 million in the Appalachian and Mid-Continent operating regions, respectively. Revenue by operating region decreased for the six months ended June 30, 2008 by $0.1 million in the Southeast operating region. New service center revenue accounted for the majority of the revenue increase between periods. New service center revenue increased for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 by $1.9 million.
     Cost of Revenue.
     Cost of revenue increased 50.9% to $171.2 million for the six months ended June 30, 2008 compared to $113.5 million for the six months ended June 30, 2007. The increase was due to the variable nature of many costs, including materials, labor and fuel. As a percentage of revenue, cost of revenue increased to 80.3% for the six months ended June 30, 2008 from 70.3% for the six months ended June 30, 2007 due to lower utilization caused by poor weather in the Appalachian region and increased costs for materials, fuel and labor that could not be passed through to our customers via price increases because of the current competitive environment. Approximately $26.2 million of the aggregate increase in cost of revenues was attributable to the establishment of new service centers in 2007. As a percentage of revenue, material costs, labor expenses, depreciation, and fuel costs increased for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 by 7.0%, 1.2%, 1.7% and 2.9%, respectively. Material costs as a percentage of revenue increased 7.0% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to higher sand, chemical and cement costs, as well as transportation expenses incurred to deliver materials. Labor expenses as a percentage of revenues increased 1.2% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 to 20.4% due to wage inflation and lower personnel utilization at our new service centers and at our Appalachian service centers that were impacted by winter weather conditions. Higher diesel prices increased our fuel costs as a percentage of revenue for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 by 2.9%. As a percentage of revenue, depreciation expenses increased 1.7% to 8.3% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to the higher levels of capital expenditures made to expand our equipment fleet and lower crew utilization.
     Selling, General and Administrative Expenses (SG&A).
     SG&A expenses were $20.2 million for the six months ended June 30, 2008 compared to $17.3 million for the six months ended June 30, 2007, an increase of 17.0%. Approximately $1.4 million of the increase in SG&A expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was due to the establishment of new service centers in 2007. During the second half of 2007, we hired additional personnel to manage the growth in our operations and added six service centers. As a result of this growth, aggregate labor expenses increased by $2.6 million to $12.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. As a percentage of revenue, the portion of labor expenses included in SG&A expenses decreased 0.3% to 5.9% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
     Operating Income.
     Operating income was $21.7 million for the six months ended June 30, 2008 compared to $30.8 million for the six months ended June 30, 2007, a decrease of 29.3%. As a percentage of revenue, operating income decreased from 19.0% for the six months ended June 30, 2007 to 10.2% for the six months ended June 30, 2008. The primary reasons for this decrease were higher material, labor, depreciation and fuel costs, as well as increased discounts for our services as described above. Operating income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 decreased by approximately $2.4 million due to the establishment of the new service centers in 2007 as described above. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA decreased $3.0 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 to $39.5 million. For a definition of EBITDA, and a discussion of EBITDA as a performance measure please see “How We Evaluate Our Operations-EBITDA.” For a reconciliation of EBITDA to net income, please see “Non-GAAP Accounting Measures.” Net income decreased $7.2 million to $12.0 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to increased costs and higher sales discounts as described above.
Liquidity and Capital Resources
     Prior to the completion of our initial public offering in 2005, cash generated from operations, borrowings under our credit facilities and funds from partner contributions were our primary sources of liquidity. Following completion of our initial public offering, we have relied on cash generated from operations, public equity offerings and borrowings under our bank credit facilities to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At June 30, 2008, we had $21,000 of cash and cash equivalents and $9.6 million of availability under our bank credit facilities which can be used for planned capital expenditures and to make acquisitions. In July 2008, we increased the borrowing base of our revolving credit facility from $20 million to $45 million and on November 6, 2008, the borrowing base will return to $20 million.

     Financial Condition and Cash Flows
     Financial Condition.
     Our working capital increased $17.3 million to $55.7 million at June 30, 2008 compared to December 31, 2007. The increase in working capital was driven by a $26.0 million increase in accounts receivable that related to the timing of when we make or receive payments. Additionally, inventory increased by $2.4 million due to the building of stock levels at our new service centers. Partially offsetting this increase in working capital was a $5.5 million decrease in cash.
     During the six months ended June 30, 2008, we increased long-term debt by $27.2 million and used $5.5 million in cash and $17.2 million of net cash generated from operations to fund $50.6 million of capital expenditures for property, plant and equipment.
     Cash flows from operations.
     Our cash flow from operations decreased $7.7 million to $17.2 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to a $7.2 million drop in net income. For a detailed comparison of operating results for the six months ended June 30, 2008 as compared to six months ended June 30, 2007, please see “Our Results of Operations” under the sub-heading “Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.” Cash flow from operations for the six months ended June 30, 2008 decreased $7.7 million compared to the six months ended June 30, 2007 due to higher amounts of accounts receivable and inventory of $26.0 million and $2.4 million, respectively. Inventory increased due to higher activity levels at new service centers. Accounts receivable increased due to the timing of receipts from customers. These decreases were partially offset by a $7.2 million increase in depreciation expense during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to additional assets being placed in service. Additionally, a $5.8 million increase in accounts payable increased cash flow from operations during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to the timing of payments. Deferred income taxes also decreased for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to lower levels of taxable income in 2008.
     Cash flows used in investing activities.
     Net cash used in investing activities decreased from $81.5 million for the six months ended June 30, 2007 to $49.5 million for the six months ended June 30, 2008. The decrease was due to lower capital expenditures in 2008 for new and existing service centers. Additionally, during the six months ended June 30, 2007 we purchased $11.8 million of short-term investments. During the six months ended June 30, 2008, our proceeds from sales of property, plant and equipment increased by $862,000 as compared to the six months ended June 30, 2007.
     Cash flows from financing activities.
     Net cash provided by financing activities increased $27.0 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily due to $26.9 million in net borrowings under our revolving credit and term loan facilities during the six months ended June 30, 2008.
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

     We continually monitor new advances in pumping equipment and down-hole technology, as well as technologies that may compliment our existing businesses, and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. Our total 2008 capital expenditure budget has been increased to approximately $75 million. For the six months ended June 30, 2008, we made capital expenditures of approximately $50.6 million to purchase new and upgrade existing pumping and down-hole surveying equipment. These purchases and upgrades allow us to deploy additional service crews. We plan to continue to focus our planned 2008 capital expenditures budget on expanding our ability to service the Marcellus Shale activity in the Appalachian region, as well as expanding our nitrogen and cementing capabilities in all of our operating regions.
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
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2008 or December 31, 2007.
Description of Our Indebtedness
     In October 2005, we entered into a $20.0 million revolving credit facility with our existing lending institution, which matures in October 2009. Interest on the revolving credit facility is at LIBOR plus a spread of 1.00% to 1.25%, based upon certain financial ratios, or the prime lending rate, at our option. As of June 30, 2008, we had $6.2 million of borrowings under our revolving credit facility and had $8.6 million of available capacity and $5.2 million in letters of credit outstanding. In July 2008, we increased the borrowing base of our revolving credit facility from $20 million to $45 million and on November 6, 2008, the borrowing base will return to $20 million.
     In August 2006, we entered into a standby term loan facility with our existing lending institution. The standby term loan facility provides an additional $30.0 million of borrowing capacity that can be used to finance equipment purchases. The standby term loan facility matures in August 2009, at which time the outstanding aggregate principle balance under the standby term facility will convert to a single amortizing 60-month term loan. Interest on the standby term loan facility will be at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. As of June 30, 2008, we had $29.0 million of borrowings under the standby term loan facility and had $1.0 million of borrowing availability.
     The standby term loan facility and revolving credit facility are secured by our cash, investment property, accounts receivable, inventory, intangibles and equipment. Both facilities contain leverage ratio and net worth covenants and a fixed charge coverage ratio as specified in the respective credit agreements. At June 30, 2008, we were in compliance with the financial covenants required under our revolving credit facility and our standby term loan facility.
     At June 30, 2008, we had $1.3 million of other indebtedness, collateralized by specific buildings and equipment.
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
     In March 2008, the FASB affirmed the consensus of FSP APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement ), which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuer’s of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of adopting this statement.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 and other U.S. generally accepted accounting principles. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of adopting this statement.
     In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of SFAS 128. The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. We are currently evaluating the impact of adopting this statement.
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
     Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, no amortization is recorded for goodwill and /or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. SFAS No. 142 requires that goodwill and non-amortizable assets be assessed annually for impairment. We completed the annual impairment test for 2007 and no impairment was determined. At June 30, 2008, our intangible assets consisted of $5.9 million of goodwill and $2.7 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended June 30, 2007 and 2008, we recorded amortization expense of $202,000 and $253,000, respectively. For the six months ended June 30, 2007 and 2008, we recorded amortization expense of $367,000 and $506,000, respectively.
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
     Non-GAAP Accounting Measures

     The following table presents a reconciliation of EBITDA with our net income for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Reconciliation of EBITDA to Net Income:
Net income	$10,160	$9,591	$19,168	$11,993
Income tax expense	6,485	6,753	12,250	8,950
Interest expense	47	233	106	410
Depreciation and amortization	5,935	9,464	10,938	18,110

EBITDA	$22,627	$26,041	$42,462	$39,463

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
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our revolving credit facility established in October 2005 and our standby term loan facility established in August 2006, each of which have variable interest rates based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of December 31, 2007 and June 30, 2008 would result in an increase in interest expense and a corresponding decrease in net income, of less than $0.1 million and $0.2 million annually, respectively.
     Concentration of Credit Risk. Substantially all of our customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. One customer accounted for 13% and 17% of our revenue for the three months ended June 30, 2007 and 2008, respectively. One customer accounted for 13% and 17% of our revenue for the six months ended June 30, 2007 and 2008, respectively. At December 31, 2007 and June 30, 2008, one customer accounted for 15% and 15% and eight customers accounted for 54% and 51% of Superior’s accounts receivable, respectively.
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

     As required by SEC rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of June 30, 2008, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
     In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described below and in our Annual Report on Form 10-K for 2007 under Item 1A, “Risk Factors,” which could materially adversely affect our business, financial condition and results of operations. While these are the risks and uncertainties we believe are most important, you should know that they are not the only risks or uncertainties facing us or that may adversely affect our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also could impair our business operations and financial condition. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected.
Our operations may incur substantial liabilities to comply with climate change legislation and regulatory initiatives.
     Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress has been actively considering legislation to reduce emissions of greenhouse gases. In addition, more than one-third of the states already have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, on April 2, 2007, the U.S. Supreme Court in Massachusetts, et al. v. EPA held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act and that EPA must consider whether it is required to regulate greenhouse gas emissions from mobile sources such as cars and trucks. Moreover, the Court’s holding in the Massachusetts decision that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant” also may result in future regulation of greenhouse gas emissions from stationary sources. In July 2008, EPA released an Advance Notice of Proposed Rulemaking regarding possible future regulation of greenhouse gas emissions under the Clean Air Act, in response to the Supreme Court’s decision in Massachusetts. In the notice, EPA evaluated the potential regulation of greenhouse gases under the Clean Air Act and other potential methods of regulating greenhouse gases. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future. Thus, there may be restrictions imposed on the emission of greenhouse gases even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our Annual Meeting of Stockholders was held on April 30, 2008 to (1) elect two Class III members of the Board of Directors to serve for three-year terms and (2) ratify the appointment of Schneider Downs & Co., Inc. as our independent registered public accounting firm for the year ending December 31, 2008.
     The two Class III directors who were elected were Charles C. Neal, and David E. Wallace. The number of affirmative votes, negative votes and the number of votes withheld for the directors elected were:

	Number of
	Affirmative		Number
Names	Votes	Against	Withheld
Charles C. Neal	18,917,218	—	163,810
David E. Wallace	18,874,771	—	206,257
     Following the annual meeting, Mark A. Snyder, Anthony J. Mendicino, Charles C. Neal and David E. Wallace continued in their terms as directors.
     The number of affirmative votes, negative votes and the number of abstentions with respect to the ratification of the appointment of Schneider Downs & Co., Inc. were as follows:

	Number of
	Affirmative
	Votes	Against	Number Withheld
Ratification of appointment of Schneider Downs & Co., Inc.	19,009,477	38,164	33,386
     There were no broker non-votes.
Item 6. Exhibits.
     See the Index to Exhibits included with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR WELL SERVICES, INC. Registrant
Dated: August 7, 2008	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a) Exhibits
The exhibits marked with an asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.

31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the June 30, 2008 Quarterly Report on Form 10-Q.

31.2*	Sarbanes-Oxley Section 302 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the June 30, 2008 Quarterly Report on Form 10-Q.

32.1*	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the June 30, 2008 Quarterly Report on Form 10-Q.

32.2*	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the June 30, 2008 Quarterly Report on Form 10-Q.