Form 10-Q
period 2008-09-30
Superior Well Services, INC
filed 2008-11-04
CIK 1323715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
     As of November 4, 2008, there were outstanding 23,587,218 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

SUPERIOR WELL SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September
	2007	30, 2008
	(in thousands, except per share data)
Current Assets:
Cash and cash equivalents	$5,510	$6,429
Trade accounts receivable, net of allowance of $1,629 and $2,350, respectively	54,002	88,682
Inventories	9,933	13,703
Prepaid expenses and other current assets	1,027	1,370
Income taxes receivable	3,722	385
Deferred income taxes	1,827	2,239

Total current assets	76,021	112,808

Property, Plant and Equipment:
Land	420	420
Building and improvements	4,776	8,963
Equipment and vehicles	266,444	342,406
Construction in progress	29,814	21,692

	301,454	373,481
Accumulated depreciation	(60,591)	(87,335)

Total property, plant and equipment, net	240,863	286,146
Goodwill	5,850	9,432
Intangible assets, net of accumulated amortization of $1,815 and $2,582, respectively	3,242	3,434
Deferred income taxes	366	450
Other assets	745	1,640

Total assets	$327,087	$413,910

Current Liabilities:
Accounts payable-trade	$31,497	$30,379
Current portion of long-term debt	390	157
401(k) plan contribution and withholding.	1,615	1,687
Advance payments on servicing contracts	70	—
Accrued wages and health benefits	2,126	5,645
Other accrued liabilities	1,931	2,980

Total current liabilities	37,629	40,848

Long-term debt	9,165	51,470

Deferred income taxes	26,694	39,307

Stockholders’ Equity:
Common stock, voting, par $.01 per share, 70,000,000 shares authorized, 23,474,552 and 23,587,218 shares issued at December 31, 2007 and September 30, 2008, respectively	234	236
Additional paid-in capital	184,432	186,215
Retained earnings	68,933	95,834

Total stockholders’ equity	253,599	282,285

Total liabilities and stockholders’ equity	$327,087	$413,910

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(in thousands, except per share data)
Revenue	$94,317	$146,008	$255,832	$359,183

Cost of revenue	66,112	109,686	179,578	280,899

Gross profit	28,205	36,322	76,254	78,284

Selling, general and administrative expenses	9,330	11,388	26,622	31,614

Operating income	18,875	24,934	49,632	46,670

Interest expense	71	466	177	876

Other income (expense), net	33	246	800	(137)

Income before income taxes	18,837	24,714	50,255	45,657

Income taxes
Current	4,647	3,466	13,583	6,639
Deferred	2,560	6,340	5,874	12,117

	7,207	9,806	19,457	18,756

Net income	$11,630	$14,908	$30,798	$26,901

Earnings per common share:

Basic	$0.50	$0.64	$1.33	$1.16

Fully diluted	$0.50	$0.64	$1.33	$1.15

Weighted average shares outstanding — basic	23,102,291	23,153,687	23,098,945	23,149,220
Weighted average shares outstanding — diluted	23,142,350	23,321,011	23,194,945	23,306,924
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
		(in thousands)
BALANCE, DECEMBER 31, 2006	$234	$182,492	$31,178	$213,904

Net income	—	—	30,798	30,798

Issuance of restricted stock awards	1	133	—	134

Restricted stock retired	—	(157)	—	(157)

Share-based compensation	—	1,450	—	1,450

BALANCE, SEPTEMBER 30, 2007	$235	$183,918	$61,976	$246,129

BALANCE, DECEMBER 31, 2007	$234	$184,432	$68,933	$253,599

Net income	—	—	26,901	26,901

Issuance of restricted stock awards	2	141	—	143

Restricted stock retired	—	(231)	—	(231)

Share-based compensation	—	1,873	—	1,873

BALANCE, SEPTEMBER 30, 2008	$236	$186,215	$95,834	$282,285

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2007	2008
	(in thousands)
Cash flows from operations:
Net income	$30,798	$26,901
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	5,874	12,117
Depreciation and amortization	17,628	28,554
Loss on disposal of equipment	264	179
Share-based compensation	1,450	1,873
Changes in assets and liabilities:
Trade accounts receivable	(14,057)	(34,680)
Inventory	(2,110)	(3,770)
Prepaid expenses and other assets	(208)	(343)
Income taxes receivable	—	3,337
Accounts payable-trade	(647)	1,052
Income taxes payable	(52)	—
401 (k) plan contribution and withholding	(787)	72
Advance payments on servicing contracts	(610)	(70)
Accrued wages and health benefits	2,092	3,519
Other accrued liabilities	628	1,049

Net cash provided by operations	40,263	39,790

Cash flows from investing:
Expenditure for property, plant and equipment, net of construction payables	(87,262)	(75,519)
Acquisition of businesses, net of cash acquired	(7,921)	(6,006)
Purchase of short-term investments, net	(18,967)	—
Proceeds from sales of short-term investments	18,967	—
Expenditures for other assets	(396)	405
Proceeds from sale of property, plant and equipment	24	1,568

Net cash used in investing	(95,555)	(79,552)

Cash flows from financing:
Principal payments on long-term debt	(32,459)	(175,503)
Proceeds from long-term borrowings	32,115	216,272
Issuance/retirement of restricted stock, net	(23)	(88)

Net cash (used in) provided by financing	(367)	40,681

Net (decrease) increase in cash and cash equivalents	(55,659)	919

Cash and cash equivalents, beginning of period	56,752	5,510

Cash and cash equivalents, end of period	$1,093	$6,429

Supplemental disclosure of cash flow data:
Interest paid	$193	$905
Income taxes paid	13,635	3,302
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
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements reflect all adjustments that, in our opinion, are necessary to fairly present our financial position and results of operations. Significant intercompany accounts and transactions have been eliminated in consolidation.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Trade Accounts Receivable
     Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly regional, independent natural gas and oil companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account. For the three month periods ended September 30, 2007 and 2008, Superior recorded a provision for uncollectible accounts receivable of $232,000 and $272,000, respectively. For the nine month periods ended September 30, 2007 and 2008, Superior recorded a provision for uncollectible accounts receivable of $582,000 and $617,000, respectively.
     Property, Plant and Equipment
     Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements and range from 5 to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $6.5 million and $10.2 million for the three months ended September 30, 2007 and 2008, respectively. Depreciation expense, excluding intangible amortization, amounted to $17.1 million and $27.8 million for the nine months ended September 30, 2007 and 2008, respectively.
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
     Income Taxes
     Superior accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). This statement requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in Superior’s financial statements or tax returns. Using this method, deferred tax liabilities and assets were determined based on the difference between the financial carrying amounts and tax bases of assets and liabilities using enacted tax rates. Prior to becoming wholly-owned subsidiaries of Superior, Superior Well and Bradford were not taxable entities for federal or state income tax purposes and, accordingly, were not subject to federal or state corporate income taxes.
     Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48, as amended May 2007 by FASB Staff Position FIN 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48,” prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in financial statements. The adoption of FIN 48 did not have any impact on Superior’s total liabilities or stockholders’ equity. Superior’s balance sheets at December 31, 2007 and September 30, 2008 do not include any liabilities associated with uncertain tax positions; further Superior has no unrecognized tax benefits that if recognized would change the effective tax rate.
     We file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. We are not subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. The Internal Revenue Service commenced an examination of our U.S. income tax return for 2005 in the second quarter 2007. We reached a settlement, signed in January 2008, with the Internal Revenue Service on tax issues relating to the 2005 tax year. The results of the settlement did not have a significant impact on Superior’s tax position or interest expense. Superior classifies interest expense and penalties related to income tax expense as interest expense. Interest and penalties for the three and nine months ended September 30, 2007 and 2008 were insignificant in each period.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     In February 2007, Superior purchased substantially all the operating assets of ELI Wireline Services, Inc. (“ELI”) for approximately $7.9 million in cash. ELI provides open hole services and cased hold completion services. The operating assets include three cased hole trucks, three open hole trucks, two cavern storage logging units with sonar calipers and various tools and logging systems that are compatible with Superior’s existing systems. The acquired assets were integrated into Superior’s Mid-Continent operations and expand its presence in Kansas, Oklahoma and Nebraska. ELI’s purchase cost included $4.3 million, $2.0 million and $1.6 million of property, plant and equipment, goodwill and intangible assets, respectively. The ELI acquisition was not material to Superior’s operations, financial position or cash flows.
     In July 2008, Superior purchased substantially all the operating assets of Nuex Wireline, Inc. (“Nuex”) for approximately $6.0 million in cash and potential payments of up to $1.5 million over a three-year period pursuant to an earnout arrangement. Nuex provides cased hole completion services. The operating assets included five cased hole trucks and various tools and logging systems that are compatible with Superior’s existing systems. Superior retained all of Nuex’s sixteen employees. The acquired operations were integrated into Superior’s Rocky Mountain operations, which expands its presence in Brighton, Colorado. Nuex’s purchase cost included $1.5 million, $3.6 million and $0.9 million of property, plant and equipment, goodwill and intangible assets, respectively. The Nuex acquisition was not material to Superior’s operations, financial position or cash flows.
     Goodwill and Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), no amortization is recorded for goodwill and /or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. SFAS 142 requires that goodwill and non-amortizable assets be assessed annually for impairment. Superior completed the annual impairment test for 2007 and no impairment was determined. At September 30, 2008, Superior’s intangible assets consist of $9.4 million of goodwill and $3.4 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended September 30, 2007 and 2008, Superior recorded amortization expense of $203,000 and $261,000, respectively. For the nine months ended September 30, 2007 and 2008, Superior recorded amortization expense of $569,000 and $767,000, respectively.
     Concentration of Credit Risk
     Substantially all of Superior’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. One customer accounted for 12% and 13% of our revenue for the three months ended September 30, 2007 and 2008, respectively. One customer accounted for 12% and 15% of our revenue for the nine months ended September 30, 2007 and 2008, respectively. At December 31, 2007 and September 30, 2008, one customer accounted for 15% and 11% and eight customers accounted for 54% and 46% of Superior’s accounts receivable, respectively.
     Share Based Compensation
     Effective January 1, 2006, Superior adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. The three months ended September 30, 2007 and 2008 include $494,000 and $638,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R. The nine months ended September 30, 2007 and 2008 include $1,450,000 and $1,873,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R.

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
     Although the restricted shares are considered legally issued and outstanding under the terms of the restricted stock agreement, they are still excluded from the computation of basic earnings per share. Once vested, the shares are included in basic earnings per share as of the vesting date. Superior includes unvested restricted stock with service conditions in the calculation of diluted earnings per share using the treasury stock method. Assumed proceeds under the treasury stock method would include unamortized compensation cost and potential windfall tax benefits. If dilutive, the stock is considered outstanding as of the grant date for diluted earnings per share computation purposes. If anti-dilutive, it would be excluded from the diluted earnings per share computation. The restricted shares were dilutive for the three and nine months ended September 30, 2008.
     Accounting Standards Not Yet Adopted
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the loss of control of a subsidiary. Upon its adoption on January 1, 2009, noncontrolling interests will be classified as equity in the Superior financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring net income to include the net income for both the parent and the noncontrolling interest, with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The provisions of this standard must be applied retroactively upon adoption. We are currently evaluating the impact of adopting SFAS 160; however, we do not expect it to have an effect on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” a replacement of SFAS No. 141 (“SFAS 141R”). This statement replaces SFAS 141 to establish accounting and reporting standards for business combinations in the first annual reporting period beginning after December 15, 2008. Early adoption of this statement is prohibited. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. Upon its adoption on January 1, 2009, noncontrolling interests will be classified as equity in the Superior financial statements. We are currently evaluating the impact of adopting SFAS 141R.
     In March 2008, the FASB affirmed the consensus of FASB Staff Position (“FSP”) APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement )” (“FSP APB 14-a”), which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuer’s of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of adopting FSP APB 14-a .
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 and other U.S. generally accepted accounting principles. FSP No. FAS 142-3 is effective for financial statements issued for fiscal

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of adopting FSP No. FAS 142-3.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of SFAS 128. The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. We are currently evaluating the impact of adopting FSP No. EITF 03-6-1.
3. Debt
     In October 2005, Superior entered into a $25 million revolving credit facility with its existing lending institution, which was increased to $45.0 million in July 2008. Interest on the revolving credit facility was at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. At December 31, 2007, Superior had $8.0 million outstanding under the revolving credit facility, $6.9 million of borrowing availability, $5.2 million of outstanding letters of credit and was in compliance with its financial covenants. In September 2008 the revolving credit facility was repaid. The weighted average interest rate for the nine months ended September 30, 2008 was 3.8%.
     In August 2006, Superior entered into a standby term loan facility with its existing lending institution. The standby term loan facility provided an additional $30 million of borrowing capacity that could be used to finance equipment purchases. Interest on the revolving credit facility was at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. At December 31, 2007, Superior had no outstanding borrowings under the standby term loan facility, had $30 million of borrowing availability and was in compliance with its financial covenants. Superior did not borrow under the standby term loan facility during 2007. In September 2008 the standby term loan facility was repaid. The weighted average interest rate for the nine months ended September 30, 2008 was 3.6%.
     In September 2008, Superior entered into a new credit agreement with its existing lending institution that provides for a $250.0 million secured revolving credit facility, which is referred to as the syndicated credit facility. The syndicated credit facility replaced the existing $45.0 million revolving credit facility and the existing $30.0 million standby term loan facility. The syndicated credit facility matures on March 31, 2013 and interest is set, at our option, at either LIBOR plus a spread of 1.5% to 2.5% or the prime lending rate plus a spread of 0.0% to 0.25%. At September 30, 2008, Superior had $50.4 million outstanding under the syndicated credit facility, $4.2 million in letters of credit outstanding and $195.4 million of available capacity. Borrowing under our syndicated credit facility is secured by our cash, investment property, accounts receivable, inventory, intangibles and equipment. The syndicated credit facility contains leverage ratio and fixed charge coverage ratio covenants. At September 30, 2008, we were in compliance with the financial covenants required under our syndicated credit facility.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Long-term debt at December 31, 2007 and September 30, 2008 consisted of the following (amounts in thousands):

	December 31,	September 30,
	2007	2008
Syndicated credit facility with interest rates at either LIBOR plus a spread of 1.5-2.5% or the prime lending rate plus a spread of 0-0.25% due March 2013, collateralized by cash, investment property, accounts receivable, inventory, intangibles and equipment	$—	$50,386
Revolving credit facility with interest rates at LIBOR plus a spread of 1-1.25% due October 2009, collateralized by accounts receivable, inventory and equipment	7,957	—
Mortgage notes payable to a bank with interest at the bank’s prime lending rate minus 1%, payable in monthly installments of $8,622 plus interest through January 2021, collateralized by real property	1,221	1,138
Note payable to sellers with an interest rate of 7% due through September 2008, collateralized by equipment	233	—
Notes payable to sellers with nominal interest rates due through December 2010, collateralized by specific buildings and equipment	144	103

	9,555	51,627
Less — Payments due within one year	390	157

Total	$9,165	$51,470

     Principal payments required under our long-term debt obligations during the next five years and thereafter are as follows: 2008-$157,000, 2009-$157,000, 2010-$126,000, 2011-$103,000, 2012-$103,000 and thereafter $50,981,000.
4. Income taxes
     Superior accounts for income taxes and the related accounts under the liability method. Deferred taxes and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.
     The provision for income taxes is comprised of:

	Period ended September 30, 2007		Period ended September 30, 2008
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
Current:
State and local	$571	$2,115	$791	$1,437
U.S. federal	4,076	11,468	2,675	5,202

Total current	4,647	13,583	3,466	6,639

Deferred:
State and local	453	1,040	688	1,710
U.S. federal	2,107	4,834	5,652	10,407

Total deferred	2,560	5,874	6,340	12,117

Provision for income tax expense	$7,207	$19,457	$9,806	$18,756

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Significant components of Superior’s deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2007	2008
	(amounts in thousands)
Deferred tax assets:
Restricted stock	$1,014	$951
Accrued expenses and other	544	897
Allowance for doubtful accounts receivable	635	841

Total deferred tax assets	2,193	2,689

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(26,694)	(39,307)

Total deferred tax liabilities	(26,694)	(39,307)

Net deferred taxes	$(24,501)	$(36,618)

     A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

	Period ended September 30, 2007		Period ended September 30, 2008
	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
Federal statutory tax rate	35%	35%	35%	35%
Impact of vesting of restricted stock	—	—	1	1
State income taxes	3	4	4	4
Other	—	—	—	1

Effective income tax rate	38%	39%	40%	41%

5. 401(k) Plan
     Superior Well has a defined contribution profit sharing/401(k) retirement plan (''the Plan’’) covering substantially all employees. Employees are eligible to participate after six months of service. Under terms of the Plan, employees are entitled to contribute up to 15% of their compensation, within limitations prescribed by the Internal Revenue Code. Superior Well makes matching contributions of 100% of employee contributions up to 4% of their compensation and may elect to make discretionary contributions to the Plan, all subject to vesting ratably over a three-year period.
6. Related-Party Transactions
     Superior Well provides technical pumping services and down-hole surveying services to a customer owned by certain stockholders and directors of Superior. The total amounts of services provided to this affiliated party for the three months ended September 30, 2007 and 2008 were approximately $1,229,000 and $1,577,000 respectively. The total amounts of services provided to this affiliated party for the nine months ended September 30, 2007 and 2008 were approximately $5,044,000 and $3,966,000 respectively. The accounts receivable outstanding from the affiliated party were $371,000 and $557,000 as of December 31, 2007 and September 30, 2008.
     Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain stockholders and directors of Superior. The total amounts paid to these affiliated parties were approximately $864,000 and $1,342,000 for the three months ended September 30, 2007 and 2008, respectively. The total amounts paid to these affiliated parties were approximately $2,535,000 and $2,922,000 for the nine months ended September

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
30, 2007 and 2008, respectively. Superior Well had accounts payable to these affiliates of $191,000 and $341,000 at December 31, 2007 and September 30, 2008, respectively.
7. Commitments and Contingencies
     Minimum annual rental payments, principally for non-cancelable real estate and vehicle leases with terms in excess of one year, in effect at December 31, 2007, were as follows: 2008-$4,871,000; 2009-$4,372,000; 2010-$3,596,000; 2011-$2,652,000 and 2012-$1,396,000.
     Total rental expense charged to operations was approximately $725,000 and $1,439,000 for the three months ended September 30, 2007 and 2008, respectively. Total rental expense charged to operations was approximately $2,111,000 and $3,869,000 for the nine months ended September 30, 2007 and 2008, respectively.
     In October 2007, Superior entered into a take-or-pay contract with U.S. Silica Company to purchase fracturing sand for the two year period beginning January 1, 2008 and ending December 31, 2009. Minimum purchases under the take-or-pay contract are estimated at $4.5 million and $7.2 million in 2008 and 2009, respectively.
     Superior had commitments of approximately $45.7 million and $19.8 million for capital expenditures as of December 31, 2007 and September 30, 2008, respectively.
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
     Effective January 1, 2006, Superior adopted SFAS No. 123R, “Accounting for Stock Based Compensation”. Under this standard, companies are required to account for equity awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied.
     During 2006, Superior granted restricted common stock awards that totaled 290,900 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2006 of 50,000, 67,000 and 173,900, respectively. During 2007, Superior granted restricted common stock awards that totaled 135,200 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2007 of 22,000, 26,000 and 87,200, respectively. During 2008, Superior granted restricted common stock awards that totaled 142,900 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2008 of 12,000, 22,500 and 108,400, respectively. Each award is subject to a service requirement that requires the director, officer or key employee to continuously serve as a member of the Board of Directors or as an employee of Superior from the date of grant through the number of years following the date of grant as set forth in the following schedule. Under the terms of the 2005 Stock Incentive Plan, vested shares may be issued net of a number of shares necessary to satisfy the participant’s income tax obligation. Such amounts are recorded as shares retired. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the following schedule:

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
     Under the 2005 Stock Incentive Plan, the fair value of the restricted stock awards is based on the closing market price of Superior’s common stock on the date of grant. A summary of the activity of the Superior’s restricted stock awards are as follows:

		Weighted
		Average Grant
	Number of	Date Fair Value
	shares	Per Share
Nonvested at December 31, 2006	285,900	$28.47
Granted	135,200	23.05
Vested	(36,770)	28.22
Forfeited	(5,450)	25.54
Retired	(7,465)	28.29

Nonvested at December 31, 2007	371,415	26.57
Granted	142,900	20.96
Vested	(50,245)	26.24
Forfeited	(18,920)	24.72
Retired	(11,314)	26.26

Nonvested at September 30, 2008	433,836	$24.85

     The aggregate market value of cumulative awards was approximately $12.7 million, before the impact of income taxes. At September 30, 2008, Superior’s unrecognized compensation costs related to non-vested awards amounted to $7.1 million. Superior is recognizing the expense in connection with the restricted share awards ratably over the five year vesting period. Compensation expense related to the stock incentive plan for the three months ended September 30, 2007 and 2008, was $494,000 and $638,000, respectively. Compensation expense related to the stock incentive plan for the nine months ended September 30, 2007 and 2008, was $1,450,000 and $1,873,000, respectively.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Subsequent events
     On September 15, 2008, Superior announced that it had entered into a definitive asset purchase agreement (the “Acquisition Agreement”) to acquire certain oilfield service assets, including stimulation and pumping services, fluid logistics and well-site services and completion and production services, from Diamondback Holdings, LLC and subsidiaries (“Diamondback”), a privately-owned company, for a total purchase price of $270 million in cash. As of October 31, 2008 the transaction has not yet closed and the Company is continuing to negotiate additional terms that will facilitate closing of the transaction. The Acquisition Agreement contains termination provisions to the effect that if the Acquisition has not closed by October 31, 2008 and all conditions to closing were satisfied other than Superior’s receipt of third party financing, either party may terminate the Acquisition Agreement and Superior would be required to pay Diamondback a termination fee of $15 million.
     On October 10, 2008, Superior entered into a sand purchase agreement (the “Sand Purchase Agreement”) with Preferred Rocks USS, Inc. (the “Seller”), which obligates Superior, beginning January 1, 2009, to purchase 300,000 tons of fracturing sand from the Seller each calendar year during the term of the Sand Purchase Agreement, subject to certain conditions, including the availability of sand. On or before December 31, 2008, Superior may elect to increase the amount of sand it is obligated to purchase by 150,000 tons each calendar year, subject to certain conditions. Sand is used as a raw material in Superior’s technical pumping services. The Sand Purchase Agreement is not effective until the Seller receives the deposit outlined in the Sand Purchase Agreement from Superior and the Seller and Superior complete other closing conditions contained in the Sand Purchase Agreement. The Sand Purchase Agreement has an initial term that expires on December 31, 2015 and provides Superior with an option to renew for an additional four years.

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
     When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 and in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by us in other reports and filings with the SEC. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     On September 15, 2008, Superior announced that it had entered into a definitive asset purchase agreement (the “Acquisition Agreement”) to acquire certain oilfield service assets, including stimulation and pumping services, fluid logistics and well-site services and completion and production services, from Diamondback Holdings, LLC and subsidiaries (“Diamondback”), a privately-owned company, for a total purchase price of $270 million in cash. As of October 31, 2008 the transaction has not yet closed and the Company is continuing to negotiate additional terms that will facilitate closing of the transaction. The Acquisition Agreement contains termination provisions to the effect that if the Acquisition has not closed by October 31, 2008 and all conditions to closing were satisfied other than Superior’s receipt of third party financing, either party may terminate the Acquisition Agreement and Superior would be required to pay Diamondback a termination fee of $15 million.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2008		2007		2008
Technical pumping services	$81,368	86.3%	$131,325	89.9%	$220,222	86.1%	$320,941	89.4%
Down-hole surveying services	12,949	13.7	14,683	10.1	35,610	13.9	38,242	10.6

Total revenue	$94,317	100.0%	$146,008	100.0%	$255,832	100.0%	$359,183	100.0%

The following is a brief description of our services:
     Technical Pumping Services
     We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 64.7%, 7.6%, and 17.6% of our revenue for the three months ended September 30, 2008 and 63.0%, 7.1% and 19.3% of our revenue for the nine months ended September 30, 2008, respectively. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue for the three and nine months ended September 30, 2007 and 2008. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.
     Down-Hole Surveying Services
     We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 10.1% of our revenue for the three months ended September 30, 2008 and 10.6% of our revenue for the nine months ended September 30, 2008, respectively. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.
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
     The recent drop in commodity prices for oil and gas, coupled with the volatility in the equity and credit markets have caused some exploration and production companies to announce reductions in their capital spending. Over the long-term, we believe that oil and natural gas exploration and production companies will continue to expand their exploration and drilling activities to replace production from the high decline rate reservoirs. In recent years, much of this expansion has focused on natural gas. According to Baker Hughes rig count data, the average total rig count in the United States increased 117% from 918 in 2000 to 1,990 through the second week of October 2008, while the average natural gas rig count increased 115% from 720 in 2000 to 1,548 through the second week of October 2008. While the number of rigs drilling for natural gas has increased by more than 250% since 1996, natural gas production has decreased by approximately 3% over the same period of time. This is largely a function of increasing decline rates for natural gas wells in the United States. We believe that a continued increase in U.S. drilling and workover activity will be required for the natural gas industry to help meet the expected increased demand for natural gas in the United States.

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
     To successfully execute our growth strategy, we will require access to capital on competitive terms to the extent that we do not generate sufficient cash from operations. We intend to finance future acquisitions primarily by using cash flow from operations, available under our bank credit facility and, to the extent we are able to access the capital markets, equity or debt offerings or a combination of both. Equity and debt financing in the capital markets is not currently available on acceptable terms and may not be available for some time, which will limit our growth and reduce our expansion capital expenditures. For a more detailed discussion of our capital resources, please read “ — Liquidity and Capital Resources”.
     Business Environment
     We operate in the continental United States and our operations are primarily driven by the number of newly drilled oil and gas wells and, to a much lesser extent, the recompletion of existing oil and gas wells. The majority of our revenues are derived from services and products consumed during performance of our service processes. As a result, our operations are heavily dependent on our customers’ activity levels and the pricing we receive for performance of our services. Activity levels are dependent on our customers’ spending on oil and gas exploration. Drilling activity is largely dependent on the price of crude oil and natural gas. Our customers’ cash flow, in many instances, is dependent upon the revenue they generate from the sale of oil and natural gas. Higher oil and gas prices generally translate into higher drilling budgets and the opposite when oil and gas prices are lower. Recently, oil and natural gas prices have been extremely volatile and have declined substantially. On October 27, 2008, the price of oil on the New York Mercantile Exchange (“NYMEX”) fell to $61.30 per barrel for December 2008 delivery, declining to a 17-month low and from a high of $147.27 per barrel in July 2008. Also, on October 27, 2008, the Henry Hub natural gas spot price fell to $6.27 per million British thermal units (mmBtu), declining to a 12-month low and from a high of $13.31 per mmBtu in July 2008. The recent drop in commodity prices for oil and gas, coupled with the volatility in the equity and credit markets have caused some of our customers to announce reductions in their drilling plans. If commodity prices remain at lower pricing levels for a sustained period of time we anticipate our activity levels and profitability would be negatively impacted.
     Our results of operations are derived primarily by three interrelated variables: (1) market price for the services we provide; (2) drilling activities of our customers; and (3) cost of materials and labor. To a large extent, the pricing environment for our services dictates our level of profitability. Our pricing is also dependent upon the prices and market demand for oil and natural gas, which affect the level of demand for, and pricing of, our services and fluctuates with changes in market and economic condition and other factors. The degree of pricing acceptance varies by customer and depends on activity levels and competitive pressures. Over the last 18 months, increased capacity in certain of our operating regions has resulted in significant downward pricing pressure and increased discounts in our service prices. During the third quarter of 2008 we began to see pricing and margins stabilize. We expect pricing in the fourth quarter of 2008 to remain generally comparable to what we experienced in the third quarter. Additionally, seasonality can affect our operations in the Appalachian region and certain parts of the Mid-Continent and Rocky Mountain regions, which may be subject to periods of diminished activity during spring thaw, due to road restrictions and adverse winter weather conditions. Historically, because the Appalachian region has comprised a significant percentage of our revenues its seasonality has impacted operating results. As our operations expand into new operating regions in warmer climates, we expect seasonality to have a diminished impact on our overall results of operations.

     Historical market conditions are reflected in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2008	% Change	2007	2008	% Change

Average rig count [1]

Crude Oil	298	398	33.6%	285	367	28.8%
Natural gas	1,490	1,580	6.0	1,475	1,504	2.0

Total U.S. land rigs	1,788	1,978	10.6%	1,760	1,871	6.3%

Commodity prices (avg.):
Crude Oil (West Texas Intermediate)	$75.38	$117.98	56.5%	$66.23	$113.29	71.1%
Natural gas (Henry Hub)	6.16	9.05	46.9%	6.95	9.67	39.1%
     Stronger commodity prices for the three and nine month periods ended September 30, 2008 when compared to the same periods last year have led to increased rig count activity. The recent drop in commodity prices for oil and natural gas, coupled with the volatility in the equity and credit markets have caused some of our customers to announce reductions in their drilling plans. However, we believe our ability to service more technically complex plays, our participation in many of the most active drilling plays in the United States, as well as our regional strength in the Appalachian region will generally help us to maintain a strong and competitive position.
     Our Results of Operations
     The following table and discussion that follows provide a comparison of our results of operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2008		2007		2008
Statement of Operations Data:
Revenues:
Technical pumping services	$81,368	86.3%	$131,325	89.9%	$220,222	86.1%	$320,941	89.4%
Down-hole surveying services	12,949	13.7	14,683	10.1	35,610	13.9	38,242	10.6

Total revenue	94,317	100.0	146,008	100.0	255,832	100.0	359,183	100.0

Expenses:
Cost of revenue	66,112	70.1	109,686	75.1	179,578	70.2	280,899	78.2
Selling, general, and administrative	9,330	9.9	11,388	7.8	26,622	10.4	31,614	8.8

Total expense	75,442	80.0	121,074	82.9	206,200	80.6	312,513	87.0

Operating income	$18,875	20.0%	$24,934	17.1%	$49,632	19.4%	$46,670	13.0%

     During the three and nine month periods ended September 30, 2008, revenues increased 54.8% and 40.4% as compared to the same periods last year. Sales discounts increased by 6.1% and 6.4% for the three and nine month periods ended September 30, 2008 when compared to the same periods last year. Sales discounts increased year-over-year due to increased capacity and increased competition in certain of our operating regions which resulted in significant downward pricing pressure on our service prices. As a percentage of revenue, operating income for the three and nine month periods ended September 30, 2008, was 17.1% and 13.0%, respectively. These operating margin percentages as compared to the same periods last year declined due to higher material, depreciation and fuel costs that could not be passed through to our customers via price increases because of the current competitive environment. As a percentage of revenue, selling, general and administrative expenses for the three and nine month periods ended September 30, 2008, were 7.8% and 8.8%, respectively. Selling, general and administrative expense percentages as compared to the same periods last year declined due to the ability to leverage certain of these fixed

[1]	Estimate of activity as measured by average active U.S. land drilling rigs based on Baker Hughes Inc. rig count information costs over a higher revenue base.
     Revenue
     The following table summarizes the dollar and percentage changes for the types of oilfield service revenues for the three and nine month periods ended September 30, 2008 when compared to the same periods in 2007 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2007	2008	change	change	2007	2008	change	change
Revenues by service type:
Stimulation	$49,736	$94,514	$44,778	90.0%	$140,880	$226,211	$85,331	60.6%
Cementing	18,899	25,717	6,818	36.1	52,603	69,396	16,793	31.9
Nitrogen	12,733	11,094	(1,639)	(10.1)	26,739	25,332	(1,407)	(5.3)

Technical pumping revenues	81,368	131,325	49,957	61.4	220,222	320,941	100,718	45.7
Down-hole surveying services	12,949	14,683	1,734	13.4	35,610	38,242	2,632	7.4

Total revenue	$94,317	$146,008	$51,691	54.8%	$255,832	$359,183	$103,351	40.4%
     The following table summarizes the dollar and percentage change in our revenues from each operating region for the three and nine month periods ended September 30, 2008 when compared to the same periods in 2007 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2007	2008	change	change	2007	2008	change	change
Region:
Appalachian	$45,507	$53,682	$8,179	18.0%	$113,261	$135,385	$22,124	19.6%
Southeast	19,345	23,418	4,074	21.1	49,211	62,978	13,767	28.0
Southwest	9,241	21,190	11,949	129.3	27,187	50,118	22,931	84.3
Rocky Mountain	6,737	19,549	12,805	189.9	24,517	42,771	18,254	74.5
Mid-Continent	13,487	28,169	14,684	108.9	41,656	67,931	26,275	63.1

Total	$94,317	$146,008	$51,691	54.8%	$255,832	$359,183	$103,351	40.4%

     Results for the three months ended September 30, 2007 and 2008
     Revenues reached $146.0 million for the third quarter of 2008 which increased 54.8% as compared to the same period last year. All regions reflected revenue increases when compared to the same period last year. The year-over-year revenue growth was driven by strong activity increases in our stimulation and cementing services. The decrease in nitrogen revenues during the third quarter of 2008 as compared to the third quarter of 2007 was due to a non-recurring nitrogen project performed in 2007. Approximately $25.2 million of the total revenue increase was attributable to new service centers opened later in 2007 which had little or no revenues during the third quarter of 2007. During the second half of 2007, we opened four start-up service centers and acquired the assets of a down-hole surveying company in the fourth quarter of 2007. As a percentage of revenue, sales discounts increased by 6.1% in the third quarter of 2008 as compared to the third quarter of 2007 due to increased capacity and increased competition in certain of our operating regions which resulted in significant downward pricing pressure on our service prices. New service centers historically have higher sales discounts than our established service centers because they typically price their services below competitors to initially penetrate new markets. All of our operating regions experienced higher sales discounts for the third quarter of 2008 as compared to the third quarter of 2007. Our stimulation and cementing services continue to see the greatest downward pricing pressure. During the third quarter of 2008 we saw the positive impact from fuel surcharges negotiated with several of our customers earlier in the year.

     Results for the nine months ended September 30, 2007 and 2008
     Revenues reached $359.2 million for the first nine months of 2008 which increased 40.4% as compared to the same period last year. All regions reflected revenue increases when compared to the same period last year. The year-over-year revenue growth was driven by strong activity increases in our stimulation and cementing services. The decrease in nitrogen revenues for the first nine months of 2008 as compared to the first nine months of 2007 was due to a non-recurring nitrogen project performed in 2007. Approximately $51.6 million of the total revenue increase was attributable to new service centers opened later in 2007 which had little or no revenues during the first nine months of 2007. During 2007, we opened five start-up service centers and acquired the assets of a down-hole surveying company in the fourth quarter of 2007. Four of our five start-up service centers in 2007 were opened during the second half of 2007. New service centers include: Clinton, Oklahoma (Mid-Continent), Artesia, New Mexico (Southwest), Williston, North Dakota (Rocky Mountain down-hole acquisition), Brighton, Colorado (Rocky Mountain), and Rock Springs, Wyoming (Rocky Mountain). Increased revenue activity levels at existing service centers were partially offset by higher sales discounts for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 as a result of increased capacity, greater competition in the operating regions served by these service centers and higher percentage of revenue growth being contributed from new service centers that have higher sales discounts than our established service centers. All of our operating regions experienced higher sales discounts for the first nine months of 2008 as compared to the first nine months of 2007. Our stimulation and cementing services continue to see the greatest downward pricing pressure. As a percentage of revenues, increases in stimulation and cementing sales discounts were in the mid single digits for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.
     Cost of Revenue.
     Results for the three months ended September 30, 2007 and 2008
     Cost of revenue increased 65.9% or $43.6 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. As a percentage of revenue, cost of revenue increased to 75.1% for the third quarter of 2008 from 70.1% for the third quarter of 2007 due to increased costs for materials, fuel and labor that could not be passed through to our customers via price increases because of the current competitive environment. Approximately $20.8 million of the aggregate increase in cost of revenues was attributable to the establishment of new service centers in 2007. As a percentage of revenue, material costs and fuel costs increased in the third quarter of 2008 as compared to the same period last year by 5.5% and 2.0%, respectively. The year-over-year increase in material costs as a percentage of revenue was due to higher sand, chemical and cement costs, as well as transportation expenses incurred to deliver materials. Higher diesel prices increased our fuel costs as a percentage of revenue for the third quarter of 2008 compared to the third quarter of 2007. The material and fuel cost increases as a percentage of revenue were partially offset by lower labor expenses as a percentage of revenue. Labor expenses as a percentage of revenues decreased 2.4% to 17.2% in the third quarter of 2008 compared to the third quarter of 2007 due to increased utilization on a higher revenue base.
     Results for the nine months ended September 30, 2007 and 2008
     Cost of revenue increased 56.4% or $101.3 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase was due to the variable nature of many costs, including materials, labor and fuel. As a percentage of revenue, cost of revenue increased to 78.2% for the nine months ended September 30, 2008 from 70.2% for the nine months ended September 30, 2007 due to lower utilization caused by poor weather during the first quarter of 2008 in the Appalachian region and increased costs during the first nine months of 2008 for materials, fuel and labor that could not be passed through to our customers via price increases because of the current competitive environment. As a percentage of revenue, material costs, depreciation, and fuel costs increased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 by 4.5%, 1.1% and 2.6%, respectively. Material costs as a percentage of revenue increased 4.5% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to higher sand, chemical and cement costs, as well as transportation expenses incurred to deliver materials. As a percentage of revenue, depreciation expenses increased 1.1% to 7.8% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to the higher levels of capital expenditures made to expand our equipment fleet. Higher diesel prices increased our fuel costs as a percentage of revenue for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 by 2.6%. Approximately $46.9 million of the aggregate increase in cost of revenues was attributable to the establishment of new service centers in 2007.

     Selling, General and Administrative Expenses (SG&A).
     Results for the three months ended September 30, 2007 and 2008
     SG&A expenses increased 22.1% or $2.1 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. As a percentage of revenue, SG&A expenses decreased by 2.1% to 7.8% for the third quarter of 2008 from 9.9% for the third quarter of 2007 due to the ability to leverage certain of these fixed costs over a higher revenue base. As a result of the growth in our operations, aggregate labor expenses increased by $1.5 million to $7.0 million for the third quarter of 2008 compared to the third quarter of 2007. As a percentage of revenue, the portion of labor expenses included in SG&A expenses decreased 1.1% to 4.8% in the third quarter of 2008 compared to the third quarter of 2007. Approximately $0.6 million of the increase in SG&A expenses in the third quarter of 2008 compared to the third quarter of 2007 was due to the establishment of new service centers in 2007. During the second half of 2007, we hired additional personnel to manage the growth in our operations and added six service centers.
     Results for the nine months ended September 30, 2007 and 2008
     SG&A expenses increased 18.8% or $5.0 million for the nine months ended September 30, 2008 compared to $26.6 million for the nine months ended September 30, 2007. As a percentage of revenue, SG&A expenses decreased by 1.6% to 8.8% for the nine months ended September 30, 2008 from 10.4% for the nine months ended September 30, 2007 due to the ability to leverage certain of these fixed costs over a higher revenue base. As a result of the growth in our operation, aggregate labor expenses increased by $4.0 million to $19.6 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. As a percentage of revenue, the portion of labor expenses included in SG&A expenses decreased 0.6% to 5.5% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Approximately $1.7 million of the increase in SG&A expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was due to the establishment of new service centers in 2007. During the second half of 2007, we hired additional personnel to manage the growth in our operations and added six service centers.
     Operating Income
     Results for the three months ended September 30, 2007 and 2008
     Operating income was $24.9 million for the three months ended September 30, 2008 compared to $18.9 million for the three months ended September 30, 2007, a increase of 32.1%. As a percentage of revenue, operating income decreased from 20.0% in the third quarter of 2007 to 17.1% in the third quarter of 2008. The primary reasons for this decrease were higher material, depreciation and fuel costs, as well as increased discounts for our services as described above. New service centers increased operating income by approximately $3.9 million in the third quarter of 2008 compared to the third quarter of 2007. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $10.0 million in the third quarter of 2008 compared to the third quarter of 2007 to $35.6 million. For a definition of EBITDA, and a discussion of EBITDA as a performance measure please see “How We Evaluate Our Operations-EBITDA.” For a reconciliation of EBITDA to net income, please see “Non-GAAP Accounting Measures.” Net income increased $4.7 million to $14.9 million in the third quarter of 2008 compared to the third quarter of 2007 due to increased activity levels described above.
     Results for the nine months ended September 30, 2007 and 2008
     Operating income was $46.7 million for the nine months ended September 30, 2008 compared to $49.6 million for the nine months ended September 30, 2007, a decrease of 6.0%. As a percentage of revenue, operating income decreased from 19.4% for the nine months ended September 30, 2007 to 13.0% for the nine months ended September 30, 2008. The primary reasons for this decrease were higher material, depreciation and fuel costs, as well as increased discounts for our services as described above. New service centers increased operating income by approximately $1.3 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $7.0 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 to $75.1 million. For a definition of EBITDA, and a discussion of EBITDA as a performance measure please see “How We Evaluate Our Operations-EBITDA.” For a reconciliation of EBITDA to net income, please see “Non-GAAP Accounting Measures.” Net income decreased $3.9 million to $26.9 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to increased costs and higher sales discounts as described above.
Liquidity and Capital Resources
     Prior to the completion of our initial public offering in 2005, cash generated from operations, borrowings under our credit facilities and funds from partner contributions were our primary sources of liquidity. Following completion of our initial public offering, we have relied on cash generated from operations, public equity offerings and borrowings under our bank credit facilities to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Equity and debt financing in the capital markets is not currently available on acceptable terms and may not be available for some time, which will limit our growth and reduce our expansion capital expenditures.
     In September 2008, we entered into a new credit agreement with our existing lending institution that provides for a $250.0 million secured revolving credit facility, which is referred to as the syndicated credit facility. The syndicated credit facility replaced our existing $45.0 million revolving credit facility and our existing $30.0 million standby term loan facility. The syndicated credit facility matures on March 31, 2013 and interest is set, at our option, at either LIBOR plus a spread of 1.5% to 2.5% or the prime lending rate plus a spread of 0.0% to 0.25%. At September 30, 2008, we had $50.4 million outstanding under the syndicated credit facility, $4.2 million in letters of credit outstanding and $195.4 million of available capacity. At September 30, 2008, we had $6.4 million of cash and cash equivalents and $195.4 million of availability under our syndicated credit facility which can be used for planned capital expenditures and to make acquisitions.
     Financial Condition and Cash Flows
     Financial Condition.
     Our working capital increased $33.6 million to $72.0 million at September 30, 2008 compared to December 31, 2007. The increase in working capital was driven by a $34.7 million increase in accounts receivable that related to the increase in revenues and the timing of when we receive payments on our receivables. Additionally, inventory increased by $3.8 million due to the building of stock levels at our new service centers.
     During the nine months ended September 30, 2008, we increased long-term debt by $42.3 million and used $39.8 million of net cash generated from operations to fund $75.5 million of capital expenditures for property, plant and equipment.
     Cash flows from operations.
     Our cash flow from operations decreased $0.5 million to $39.8 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to higher amounts of accounts receivable and inventory of $34.7 million and $3.8 million, respectively. Inventory increased due to higher activity levels at new service centers. Accounts receivable increased due to increased sales and the timing of receipts from customers. This decrease was partially offset by a $10.9 million increase in depreciation expense due to additional assets being placed in service. Deferred income taxes also increased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to higher levels of taxable income in 2008. For a detailed comparison of operating results for the nine months ended September 30, 2008 as compared to nine months ended September 30, 2007, please see “Our Results of Operations” under the sub-heading “Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.”
     Cash flows used in investing activities.

     Net cash used in investing activities decreased from $95.6 million for the nine months ended September 30, 2007 to $79.6 million for the nine months ended September 30, 2008. The decrease was due to lower capital expenditures in 2008 for new and existing service centers. Additionally, during the nine months ended September 30, 2008, our proceeds from sales of property, plant and equipment increased by $1.5 million as compared to the nine months ended September 30, 2007.
     Cash flows from financing activities.
     Net cash provided by financing activities increased $41.0 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily due to $40.8 million in net borrowings under our syndicated credit facility during the nine months ended September 30, 2008.
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
     We continually monitor new advances in pumping equipment and down-hole technology, as well as technologies that may compliment our existing businesses, and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. Our total 2008 capital expenditure budget is approximately $80 million. For the nine months ended September 30, 2008, we made capital expenditures of approximately $75.5 million to purchase new and upgrade existing pumping and down-hole surveying equipment. These purchases and upgrades allow us to deploy additional service crews. We plan to continue to focus our planned 2008 capital expenditures budget on expanding our ability to service the Marcellus Shale activity in the Appalachian region, as well as expanding our nitrogen and cementing capabilities in all of our operating regions.
     Given our objective of growth through organic expansions and selective acquisitions, we anticipate that we will continue to invest significant amounts of capital to acquire businesses and assets. However, our growth in the near term will be limited due to the current turmoil in the credit and capital markets. Our preliminary capital expenditure budget for 2009 is approximately $50 million. We believe that we will be able to finance our 2009 capital expenditures with cash flow from operations and the remaining availability under our syndicated credit facility, and therefore we do not anticipate an immediate need for access to the capital markets.
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
     Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 30, 2008 or December 31, 2007.
     Description of Our Indebtedness
     In September 2008, we entered into a new credit agreement with our existing lending institution that provides for a $250.0 million secured revolving credit facility, which is referred to as the syndicated credit facility. The syndicated credit facility replaced our existing $45.0 million revolving credit facility and our existing $30.0 million standby term loan facility. The syndicated credit facility matures on March 31, 2013 and interest is set, at our option, at either LIBOR plus a spread of 1.5% to 2.5% or the prime lending rate plus a spread of 0.0% to 0.25%. At September 30, 2008, we had $50.4 million outstanding under the syndicated credit facility, $4.2 million in letters of credit outstanding and $195.4 million of available capacity. Borrowing under our syndicated credit facility is secured by our cash, investment property, accounts receivable, inventory, intangibles and equipment. The syndicated credit facility contains leverage ratio and fixed charge coverage ratio covenants. At September 30, 2008, we were in compliance with the financial covenants required under our syndicated credit facility.
     At September 30, 2008, we had $1.2 million of other indebtedness, collateralized by specific buildings and equipment.
     Accounting standards not yet adopted
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the loss of control of a subsidiary. Upon its adoption on January 1, 2009, noncontrolling interests will be classified as equity in our financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring net income to include the net income for both the parent and the noncontrolling interest, with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The provisions of this standard must be applied retroactively upon adoption. We are currently evaluating the impact of adopting SFAS 160; however, we do not expect it to have an effect on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” a replacement of SFAS No. 141 (“SFAS 141R”). This statement replaces SFAS 141 to establish accounting and reporting standards for business combinations in the first annual reporting period beginning after December 15, 2008. Early adoption of this statement is prohibited. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. Upon its adoption on January 1, 2009, noncontrolling interests will be classified as equity in the Superior financial statements. We are currently evaluating the impact of adopting SFAS 141R.
     In March 2008, the FASB affirmed the consensus of FASB Staff Position (“FSP”) APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-a”) which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuer’s of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of adopting FSP APB 14-a.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 and other U.S. generally accepted accounting principles. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of adopting FSP No. FAS 142-3.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of SFAS 128. The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. We are currently evaluating the impact of adopting FSP No. EITF 03-6-1.
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
     Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we evaluate our long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is recalculated when related events or circumstances change.

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
     Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), no amortization is recorded for goodwill and /or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. SFAS 142 requires that goodwill and non-amortizable assets be assessed annually for impairment. We completed the annual impairment test for 2007 and no impairment was determined. At September 30, 2008, our intangible assets consisted of $9.4 million of goodwill and $3.4 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended September 30, 2007 and 2008, we recorded amortization expense of $203,000 and $261,000, respectively. For the nine months ended September 30, 2007 and 2008, we recorded amortization expense of $569,000 and $767,000, respectively.
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

     Share Based Compensation
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied.
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
     Non-GAAP Accounting Measures
     The following table presents a reconciliation of EBITDA with our net income for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Reconciliation of EBITDA to Net Income:
Net income	$11,630	$14,908	$30,798	$26,901
Income tax expense	7,207	9,806	19,457	18,756
Interest expense	71	466	177	876
Depreciation and amortization	6,690	10,444	17,628	28,554

EBITDA	$25,598	$35,624	$68,060	$75,087

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
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our revolving credit facility established in October 2005 and our standby term loan facility established in August 2006, each of which have variable interest rates based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of December 31, 2007 and September 30, 2008 would result in an increase in interest expense and a corresponding decrease in net income, of less than $0.1 million and $0.3 million annually, respectively.
     Concentration of Credit Risk. Substantially all of our customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. One customer accounted for 12% and 13% of our revenue for the three months ended September 30, 2007 and 2008, respectively. One customer accounted for 12% and 15% of our revenue for the nine months ended September 30, 2007 and 2008, respectively. At December 31, 2007 and September 30, 2008, one customer accounted for 15% and 11% and eight customers accounted for 54% and 46% of our accounts receivable, respectively.
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
     As required by SEC rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of September 30, 2008, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
Many of our customers’ activity levels and spending for our products and services may be impacted by a sustained decline of oil and natural gas prices and current deterioration in the credit and capital markets.
     Based on a number of economic indicators, it appears that growth in global economic activity has slowed substantially. At the present time, the rate at which the global economy will slow has become increasingly uncertain. A slowing of global economic growth, and in particular in the United States or China, will likely reduce demand for oil and natural gas, increase spare productive capacity and result in lower prices and adversely impact the demand for our services.
     Recently, oil and natural gas prices have been extremely volatile and have declined substantially. On October 27, 2008, the price of oil on the New York Mercantile Exchange fell to $61.30 per barrel for December 2008 delivery, declining to a 17-month low and from a high of $147.27 per barrel in July 2008. Volatility in oil and natural gas prices can also impact our customers’ activity levels and spending for our products and services. While current energy prices are important contributors to positive cash flow for our customers, expectations about future prices and price volatility are generally more important for determining future spending levels. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk. Any of these factors could materially and adversely affect our customers’ activity levels which would have a material adverse effect on our results of operations.
     In addition, many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. Global financial markets and economic conditions have been, and continue to be, weak and volatile, which has caused a substantial deterioration in the credit and capital markets. These conditions, along with significant write-offs in the financial services sector and the re-pricing of credit risk have made, and will likely continue to make, it difficult for our customers to obtain funding for their capital needs from the credit and capital markets. The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our products and services. This reduction in spending could have a material adverse effect on our operations.
Our ability to obtain funding for our capital projects may be limited due to the deterioration of the credit and capital markets.
     Our ability to fund planned capital expenditures and to make acquisitions will depend on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Equity and debt financing from the capital markets is not currently available on acceptable terms and may not be available for some time, which will limit our growth and reduce our expansion capital expenditures.
     As of September 30, 2008, we had $50.4 million outstanding under our syndicated credit facility and an additional $4.2 million of outstanding letters of credit, leaving $195.4 million available to be drawn under the facility. Because of the recent downturn in the financial markets, including the issues surrounding the solvency of many institutional lenders and the recent failure of several banks, we may be unable to utilize the full borrowing capacity under our syndicated credit facility if any of the committed lenders is unable or unwilling to fund their respective portion of any funding request we make under our syndicated credit facility and the other lenders are not willing to provide additional funding to make up the portion of the syndicated credit facility commitments that the defaulting lender has refused to fund. Due to these factors, we cannot be certain that funding for our capital needs will be available from the credit markets if needed and to the extent required, on acceptable terms.
     If funding for capital expenditures is not available when needed, or is available only on unfavorable terms, we may be unable to implement our growth strategy, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
     In addition to other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 which materially affect our business, financial condition or future results.
Item 6. Exhibits.
     See the Index to Exhibits included with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR WELL SERVICES, INC.
Registrant

Dated: November 4, 2008	By:	/s/ Thomas W. Stoelk

Thomas W. Stoelk
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a) Exhibits
The exhibits marked with an asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.

2.1	Asset purchase agreement by and among Superior and Diamondback, dated September 12, 2008 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 18, 2008).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 3, 2005).

4.1	Specimen Stock Certificate representing our common stock (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on June 24, 2005).

4.2	Registration Rights Agreement dated as of July 28, 2005 by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 3, 2005).

4.3†	Form of Restricted Stock Agreement for Employees without Employment Agreements (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).

4.4†	Form of Restricted Stock Agreement for Executives with Employment Agreements (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).

4.5†	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).

4.6†	2005 stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 31, 2005).

10.1*††	Sand Purchase Agreement between Superior Well Services, Inc. and Preferred Rocks USS, Inc., dated October 10, 2008.

10.2	Credit Agreement by and among Superior Well Services, Inc., the Lenders party thereto, Citizens Bank of Pennsylvania, as Administrative Agent, and RBS Securities Corporation d/b/a/RBS Greenwich Capital, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2008).

10.3†	Employment Agreement effective September 15, 2008 between Superior Well Services, Inc and David E. Wallace (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 18, 2008).

10.4†	Employment Agreement effective September 15, 2008 between Superior Well Services, Inc and Jacob B. Linaberger (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 18, 2008).

10.5†	Employment Agreement effective September 15, 2008 between Superior Well Services, Inc and Rhys R. Reese (incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 18, 2008).

10.6†	Employment Agreement effective September 15, 2008 between Superior Well Services, Inc and Thomas W. Stoelk (incorporated by reference to Exhibit 10.4 to Form 8-K filed on September 18, 2008).

31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the September 30, 2008 Quarterly Report on Form 10-Q.

31.2*	Sarbanes-Oxley Section 302 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the September 30, 2008 Quarterly Report on Form 10-Q.

32.1*	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the September 30, 2008 Quarterly Report on Form 10-Q.

32.2*	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the September 30, 2008 Quarterly Report on Form 10-Q.

†	Management contract or compensatory plan or arrangement

††	Certain commercial terms of this exhibit have been omitted pursuant to a request for confidential treatment from the Securities and Exchange Commission.