Form 10-K
period 2008-12-31
Superior Well Services, INC
filed 2009-03-13
CIK 1323715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form l0-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $135,887,910 based on the closing sale price as reported on the The NASDAQ Global Select Market.

As of March 4, 2009, there were outstanding 23,609,538 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2008 annual meeting of stockholders are incorporated by reference in Part III.

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

We identify and pursue opportunities in markets where we can capitalize on our competitive advantages to establish a significant market presence. Since 1997, our operations have expanded from two service centers in the Appalachian region to 36 service centers providing coverage across 38 states. Our customer base has grown from 89 customers in 1999 to over 1,200 customers today. The majority of our customers are regional, independent oil and natural gas companies. We serve these customers in key markets in many of the active domestic oil and natural gas producing regions, including the Appalachian, Mid-Continent, Rocky Mountain, Southeast and Southwest regions of the United States. Historically, our expansion strategy has been to establish new service centers as our customers expand their operations into new markets. Once we establish a service center in a new market, we seek to expand our operations at that service center by attracting new customers and experienced local personnel.

Since our inception, we have also completed several selective acquisitions including (i) our February 2007 acquisition of the operating assets of ELI Wireline Services, Inc., which expanded our operations in the Mid-Continent region, (ii) our November 2007 acquisition of the operating assets and personnel of Madison Wireline Services, Inc., which expanded our operations in North Dakota, (iii) our July 2008 acquisition of the operating assets of Nuex Wireline, Inc., which expanded our operations in the Rocky Mountain region, and (iv) our November 2008 acquisition of the pressure pumping, fluid logistics and completion, production and rental tools business lines from Diamondback Energy Holdings, LLC (“Diamondback”) , which are operating in the Anadarko, Arkoma, and Permian Basins, as well as the Barnett Shale, Woodford Shale, West Texas, Southern Louisiana and Texas Gulf Coast. Today, we operate through our 36 service centers located in Pennsylvania, Alabama, Arkansas, Colorado , Kansas, Louisiana, Michigan, Mississippi, New Mexico, North Dakota, Ohio, Oklahoma, Texas, Utah, Virginia, West Virginia and Wyoming.

Our Services and Products

Superior services are conducted through two principal business segments which are technical services and fluid logistics. Each business segment includes service lines that contain similarities among customers, financial performance and management, as well as the economic and business conditions impacting their activity levels. Technical services include technical pumping, down-hole surveying and completion, production and rental tool services. Fluid logistics services include those services related to the transportation, storage and disposal of fluids that are used in the drilling, development and production of hydrocarbons.

Technical Services

Technical pumping services.  Our technical pumping services include — stimulation, nitrogen and cementing, which accounted for 64.2%, 6.7%, and 18.0% of our revenue for the year ended December 31, 2008 and 54.3%, 12.0% and 20.6% of our revenue for the year ended December 31, 2007, respectively. As of December 31, 2008, we owned a fleet of 1,628 commercial vehicles through which we provided our technical pumping services.

Stimulation Services.  Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. Fracturing services are performed to enhance the production of oil and natural gas from formations with low permeability, which restricts the natural flow of the formation. The fracturing process consists of pumping a fluid gel into a cased well at sufficient pressure to fracture the formation. A proppant, typically sand, which is suspended in the gel is pumped into the fracture to prop it open. The size of a fracturing job is generally expressed in terms of pounds of proppant. The main pieces of equipment used in the fracturing process are the blender, which blends the proppant into the fracturing fluid, and the pumping unit, which is capable of pumping significant volumes at high pressures. Our equipment includes fracturing pump units and blenders that are capable of pumping slurries at pressures of up to 13,000 psi and at rates of up to 130 barrels per minute.

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

Our fluid technology expertise and specialized equipment has enabled us to provide stimulation services with relatively high pressures (8,000 to 13,000 psi) that many of our smaller independent competitors currently do not offer. For these higher pressure projects, we typically arrange with third-party, independent laboratories to optimize and verify our fluid composition as part of our pre-job approval process. As of December 31, 2008, we had 62 stimulation and acidizing crews of approximately three to thirty employees each and a fleet of 1,221 vehicles that includes high-tech, customized pump trucks, blenders and frac vans for use in our fluid-based stimulation services. In 2008, we provide basic stimulation and acidizing services from 21 different service centers: Black Lick, Pennsylvania; Bradford, Pennsylvania; Mercer, Pennsylvania; Norton, Virginia; Kimball, West Virginia; Jane Lew, West Virginia; Columbia, Mississippi; Cleveland, Oklahoma; Marlow, Oklahoma; Clinton, Oklahoma; Vernal, Utah; Cottondale, Alabama; Gaylord, Michigan; Van Buren, Arkansas; Alvarado, Texas; Midland, Texas; Cresson, Texas; Farmington, New Mexico; Artesia, New Mexico; Brighton, Colorado; and Bossier City, Louisiana.

Nitrogen Services.  In addition to our fluid-based stimulation services, we also use nitrogen, an inert gas, to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue in 2008. Our customers use foam-based nitrogen stimulation when the use of fluid-based fracturing or acidizing could result in damage to oil and natural gas producing zones or in low pressure zones where such fluid-based treatment would not be effective. Liquid nitrogen is transported to the jobsite in truck mounted insulated storage vessels. The liquid nitrogen is then pumped under pressure via a high pressure pump into a heat exchanger, which converts the liquid to a gas at the desired discharge temperature. In addition, we use nitrogen to foam cement slurries and to purge and test pipelines, boilers and pressure vessels.

As of December 31, 2008, we had nine nitrogen crews of approximately two to eight employees each and a fleet of 53 nitrogen pump trucks and 40 nitrogen transport vehicles. We provide nitrogen services from our Mercer, Pennsylvania; Cleveland, Oklahoma; Gaylord, Michigan; Kimball, West Virginia; Jane Lew, West Virginia; Norton, Virginia; Farmington, New Mexico; and Cottondale, Alabama service centers.

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

As of December 31, 2008, we had 81 cementing crews of approximately three to six employees each and a fleet of 314 cement trucks. We provide cementing services from 20 different service centers: Mercer, Pennsylvania; Black Lick, Pennsylvania; Bradford, Pennsylvania; Kimball, West Virginia; Jane Lew, West Virginia; Cleveland, Oklahoma; Clinton, Oklahoma; Marlow, Oklahoma; Coalgate, Oklahoma; Columbia, Mississippi; Cottondale, Alabama; Gaylord, Michigan; Van Buren, Arkansas; Vernal, Utah; Alvarado, Texas; Cresson, Texas; Norton, Virginia; Farmington, New Mexico; Artesia, New Mexico; and Bossier City, Louisiana.

Completion Services.  Completion and production services were added in connection with the Diamondback asset acquisition and accounted for 0.4% or our revenues for the year ended December 31, 2008. Our completion and production services and other production related activities include specialty services, many of which are performed after drilling has been completed. Consequently, these services occur later in the lifecycle while a well is being completed or during the production stage. These specialty services include plugging and abandonment and roustabout services, as well as the sale and rental of equipment. These services require skilled personnel and various types and sizes of equipment. As newly drilled oil and natural gas wells are prepared for production, our completion services include selectively testing producing zones of the wells before and after stimulation. This service is called “flow back” testing and assists producers in determining potential production and production equipment needs. As of December 31, 2008, we owned nine flow back tanks.

Plugging and Abandonment.  We provide plugging and abandonment services when a well has reached the end of its productive life. We use workover rigs, cementing equipment, roustabout services and other equipment in the process of permanently closing oil and natural gas wells no longer capable of producing in economic quantities.

Roustabout Services.  We provide roustabout services on well sites, ranging from constructing production sites, repairing production equipment, laying production flow lines, disassembly of tank batteries, transporting equipment and other ancillary services. These services are used during completion, production and abandonment phases of a well’s lifecycle and are generally more labor intensive than equipment intensive.

Sale and Rental of Equipment.  We sell expendable equipment that is used during the cementing process and in the completion of wells including plugs, tubing anchors, retainers and other accessories. We also rent electric generators and lighting equipment and a comprehensive line of reusable tools and equipment that are used in the completion and production phases. The most frequently used equipment includes packers and plugs, which are used to seal the wellbore to isolate certain zones for completion and re-completion procedures.

Down-Hole Surveying Services.  We offer two types of down-hole surveying services — logging and perforating, which accounted for 9.4% and 13.1% of our revenue for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, we owned a fleet of 116 logging and perforating trucks and cranes through which we provided our down-hole surveying services. We supply wireline logging services primarily to open-hole markets and perforating services to cased-hole markets. Open-hole operations are performed in oil and natural gas wells that are newly drilled. Cased-hole operations are in oil and natural gas wells that have been drilled and cased and are either ready to produce or already producing. These services require skilled operators and typically last for several hours. We purchase our wireline equipment, down-hole tools and data gathering systems from third-parties. Our vendor relationships allow us to concentrate on our operations and limit our costs for research and development.

Logging Services.  Our logging services involve the gathering of down-hole information to identify various characteristics of the down-hole rock formations, casing cement bond and mechanical integrity. We lower specialized tools into a wellbore from a truck on an armored electro-mechanical cable, or wireline. These tools communicate across the cable with a truck mounted acquisition unit at the surface that contains considerable instrumentation and computer equipment. The specialized, down-hole tools transmit data to the surface computer, which charts and records down-hole information, that details various characteristics about the formation or zone to be produced, such as rock type, porosity, permeability and the presence of hydrocarbons. As of December 31, 2008, we had 16 logging crews of approximately two to three employees each and 30 logging trucks. We provide logging services from 9 different service centers: Buckhannon, West Virginia; Kimball, West Virginia; Wooster, Ohio; Black Lick, Pennsylvania; Cottondale, Alabama; Enid, Oklahoma; Hays, Kansas; Williston, North Dakota and Trinidad, Colorado.

Perforating Services.  We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone. Perforating creates a short path between the oil or natural gas reservoir and the wellbore that enables the production of hydrocarbons. In addition, we perform workover services aimed at improving the production rate of existing oil and natural gas wells and by perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted. As of December 31, 2008, we had 39 perforating crews of approximately two to four employees each and 86 perforating trucks and cranes. We provide perforating services from 14 different service centers: Wooster, Ohio; Mercer, Pennsylvania; Black Lick, Pennsylvania; Buckhannon, West Virginia; Kimball, West Virginia; Gaylord, Michigan; Cottondale, Alabama; Enid, Oklahoma; Hominy, Oklahoma; Hays, Kansas; Williston, North Dakota; Brighton, Colorado; Midland, Texas; and Trinidad, Colorado.

Fluid Logistics Services

Fluid logistics services were added in connection with the Diamondback asset acquisition and accounted for 1.2% of revenues for the year ended December 31, 2008. Oil and natural gas operations use and produce significant quantities of fluids. We provide a variety of services to assist our customers to obtain, transport, store and dispose of fluids that are involved in the drilling, development and production of hydrocarbons. We own or lease approximately 45 fluid hauling transports and trucks, which are used to transport various fluids in the lifecycle of an oil or natural gas well. As of December 31, 2008, we also owned approximately 600 frac tanks which are rented to producers for use in fracturing and stimulation operations and other fluid storage needs. We use our fleet of fluid hauling trucks to fill and empty the frac tanks and we deliver and remove these tanks from the well sites. As of December 31, 2008, we owned and operated 6 water disposal wells in Texas and Oklahoma. The disposal wells are an important component of fluid logistic operations as they provide an efficient solution for the disposal of waste waters. We provide fluid logistics services from four different services centers: Countyline, Oklahoma; Sweetwater, Oklahoma; Coalgate, Oklahoma; and Tolar, Texas.

Competition

Our competition includes small and mid-size independent contractors as well as major oilfield services companies with international operations. We compete with Halliburton Company, Schlumberger Limited, BJ Services Company, RPC, Inc., Weatherford International Ltd., Key Energy Services, Inc. and a number of smaller independent competitors for our technical pumping services. We compete with Schlumberger Limited, Halliburton Company, Weatherford International Ltd., Baker Hughes Incorporated and a number of smaller independent competitors for our down-hole surveying services. Our major competitors for our fluid logistics and our completion, production and rental tool services include Complete Production Services, Inc., Key Energy Services, Inc., Basic Energy Services, Inc. and a significant number of locally oriented businesses. We believe that the principal competitive factors in the market areas that we serve are price, product and service quality, availability of crews and equipment and technical proficiency.

Customers and Markets

We serve numerous major and independent oil and natural gas companies that are active in our core areas of operations.

The majority of our customers are regional, independent oil and natural gas companies. The following table shows the growth and increasing geographic diversity of our revenue through December 31, 2008:

	2006(1)		2007(2)		2008(3)
		Percent of		Percent of		Percent of
Region	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue

Appalachian	$118,943	48.6%	$158,894	45.3%	$179,173	34.4%
Southeast	58,491	23.9	66,690	19.0	92,971	17.8
Southwest	6,832	2.8	37,565	10.7	82,857	15.9
Mid-Continent	43,566	17.8	56,063	16.0	105,607	20.3
Rocky Mountain	16,794	6.9	31,558	9.0	60,281	11.6

Total	$244,626	100%	$350,770	100%	$520,889	100%

(1)	We expanded the Appalachian region by establishing service centers in Buckhannon, West Virginia and Norton, Virginia during the first and second quarters of 2006, respectively. We expanded the Rocky Mountain and Southwest regions in the third quarter of 2006 by establishing service centers in Farmington, New Mexico and Alvarado, Texas, respectively. Additionally, during the fourth quarter of 2006 we established our first down-hole surveying service center in the Rocky Mountain region when we acquired wireline assets in Trinidad, Colorado.

(2)	We expanded the Appalachian region by establishing a service center in Jane Lew, West Virginia during the second quarter of 2007. We expanded the Southwest region in the fourth quarter by establishing a service center in Artesia, New Mexico. We expanded the Mid-Continent region by acquiring wireline assets in Hays, Kansas during the first quarter of 2007 and establishing a service center in Clinton, Oklahoma during the third quarter of 2007. We expanded the Rocky Mountain region by acquiring wireline assets in Williston, North Dakota and establishing service centers in Brighton, Colorado and Rock Springs, Wyoming during the fourth quarter of 2007. The Brighton, Colorado service center began generating revenues in January of 2008 and the Rock Springs, Wyoming location is expected to start generating revenues during the first quarter of 2009.

(3)	In July 2008, we expanded the Rocky Mountain region by acquiring the down-hole surveying assets of Nuex that expanded our presence in Brighton, Colorado. In November 2008, we purchased the pressure pumping, fluid logistics and completion, production and rental tools business lines from Diamondback. As part of the acquisition, we acquired 128,000 horsepower, 105 transports and trucks, 400 frac tanks and six water disposal wells. The assets that we purchased from Diamondback are operating in the Anadarko, Arkoma, and Permian Basins, as well as the Barnett Shale, Woodford Shale, West Texas, Southern Louisiana and Texas Gulf Coast.

During 2008, we provided services to over 1,200 customers, with our top five customers comprising approximately 35.8% of our total revenue. The following table shows information regarding our top five customers in 2008:

Customer	Length of Relationship	% of 2008 Revenue

Atlas America, Inc.(1)	10 years	13.1
Customer B(2)	5 years	8.6
Customer C(3)	1 year	5.9
Customer D(4)	7 years	4.9
Customer E(5)	7 years	3.3

(1)	We service Atlas America, Inc. from our Appalachian region service centers.

(2)	We service Customer B from our Appalachian, Mid-Continent, Southwest and Southeast region service centers.

(3)	We service Customer C from our Appalachian, Mid-Continent, Southwest and Southeast region service centers.

(4)	We service Customer D from our Appalachian, Southwest and Southeast region service centers.

(5)	We service Customer E from our Appalachian region service centers.

We believe our relationships with these significant customers are good.

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

	Length of Relationship	% of 2008 Purchases
Raw Materials	with Largest Supplier	with Largest Supplier

Fracturing and Cementing Chemicals	12 years	7.8
Fracturing Sand	12 years	7.6
Nitrogen	10 year	5.2

We purchase the equipment used in our technical pumping services, such as pumpers, blenders, engines and chassis, from various third party suppliers, as shown in the table below:

	Length of Relationship	% of 2008 Purchases
Equipment	with Largest Supplier	with Largest Supplier

Blenders	12 years	5.2
Frac Trailers	10 years	3.3

In October 2008, we entered into a take-or-pay contract with Preferred Rocks USS, Inc. to purchase fracturing sand beginning in November 2008 through December 2015. Minimum purchases under the take-or-pay contract are estimated at $10.5 million, $12.1 million, $12.4 million, $12.8 million, $17.9 million, $18.4 million and $18.9 million in 2009, 2010, 2011, 2012, 2013, 2014 and 2015, respectively.

Operating Risks and Insurance

Our operations are subject to hazards inherent in the oil and natural gas industry, including accidents, blowouts, explosions, craterings, fires, oil spills and hazardous materials spills. These conditions can cause:

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

Despite our efforts to maintain high safety standards, we from time to time have suffered accidents in the past and anticipate that we will experience accidents in the future. In addition to the property and personal losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability, and our relationship with customers, employees and regulatory agencies. Any significant increase in the frequency or severity of these incidents, or the general level of compensatory payments, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance, and could have other material adverse effects on our financial condition and results of operations.

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

Our underground injection operations are subject to the federal Safe Drinking Water Act, as well as analogous state and local laws and regulations. Under Part C of the Safe Drinking Water Act, the EPA established the Underground Injection Control program, which established the minimum program requirements for state and local programs regulating underground injection activities. The Underground Injection Control program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. State regulations require us to obtain a permit from the applicable regulatory agencies to operate our underground injection wells. We believe that we have obtained the necessary permits from these agencies for our underground injection wells and that we are in substantial compliance with permit conditions and state rules. Nevertheless, these regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our underground injection wells is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or leaks to the environment. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries. In addition, our sales of residual crude oil collected as part of the saltwater injection process could impose liability on us in the event that the entity to which the oil was transferred fails to manage the residual crude oil in accordance with applicable environmental health and safety laws.

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

Recent scientific studies have suggested that emissions of certain gases commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to the warming of the Earth’s atmosphere. In response to such studies, President Obama has expressed support for, and it is anticipated that the current session of Congress will consider legislation to restrict or regulate emissions of greenhouse gases. In addition, more than one-

third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Depending on the particular program, we could be required to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the United States Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as cars and trucks even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases, including carbon dioxide fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources. In July 2008, EPA released an “Advance Notice of proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the Clean Air Act, in response to the Supreme Court’s decision in Massachusetts. In the notice, EPA evaluated the potential regulation of greenhouse gases under the Clean Air Act and other potential methods of regulating greenhouse gases. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such new federal, regional, or state restrictions on emissions of carbon dioxide or other greenhouse gases that may be imposed in areas in which we conduct business could result in increased compliance or operating costs or additional operating restrictions, any of which could have a material adverse effect on our business or demand for the services we provide to oil and gas producers.

Our down-hole surveying operations use densitometers containing sealed, low-grade radioactive sources such as Cesium-137 that aid in determining the density of down-hole cement slurries, waters, and sands as well as help evaluate the porosity of specified subsurface formations. Our activities involving the use of densitometers are regulated by the U.S. Nuclear Regulatory Commission (“NRC”) and certain states under agreement with the NRC work cooperatively in implementing the federal regulations. In addition, our down-hole surveying services involve the use of explosive charges that are regulated by the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms, and Explosives. Standards implemented by these regulatory agencies require us to obtain licenses or other approvals for the use of such densitometers as well as explosive charges. We have obtained these licenses and approvals when necessary and believe that we are in substantial compliance with these federal requirements.

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

Employees

As of December 31, 2008, we employed 2,589 people, with approximately 76% employed on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Item 1A —	Risk Factors

Risks Related to Our Business and Our Industry

Many of our customers’ activity levels and spending for our products and services may be impacted by a sustained decline of oil and natural gas prices and current deterioration in the credit and capital markets.

Based on a number of economic indicators, it appears that growth in global economic activity has slowed substantially. At the present time, the rate at which the global economy will slow has become increasingly uncertain. A slowing of global economic growth, and in particular in the United States and China, will likely reduce demand for oil and natural gas, increase spare productive capacity and result in lower prices and adversely impact the demand for our services.

Recently, oil and natural gas prices have been extremely volatile and have declined substantially. On February 5, 2009, the price of oil on the New York Mercantile Exchange was $41.17 per barrel, declining from a 52-week high of $145.29 in 2008. Volatility in oil and natural gas prices can also impact our customers’ activity levels and spending for our products and services. While current energy prices are important contributors to positive cash flow for our customers, expectations about future prices and price volatility are generally more important for determining future spending levels. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk. Any of these factors could materially and adversely affect our customers’ activity levels which would have a material adverse effect on our results of operations.

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

Our ability to fund planned capital expenditures and to make acquisitions will depend on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Equity and debt financing from the capital markets is not currently available on acceptable terms and may not be available for some time, which will limit our growth and reduce our expansion capital expenditures. Accordingly, our capital expenditures budget for 2009 is $20 million, which is $107.7 million less than our capital expenditures in 2008.

As of December 31, 2008, we had $208.2 million of indebtedness comprising $127.0 million outstanding under our syndicated credit facility, $80.0 million of second lien notes due 2013 and $1.2 million of mortgage and other notes payable. At December 31, 2008, availability under our syndicated credit facility was $116.7 million. Because of the recent downturn in the financial markets, including the issues surrounding the solvency of many institutional lenders and the recent failure of several banks, we may be unable to utilize the full borrowing capacity under our syndicated credit facility if any of the committed lenders is unable or unwilling to fund their respective portion of any funding request we make under our syndicated credit facility and the other lenders are not willing to provide additional funding to make up the portion of the syndicated credit facility commitments that the defaulting lender has refused to fund. Due to these factors, we cannot be certain that funding for our capital needs will be available from the credit markets if needed and to the extent required, on acceptable terms.

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

Demand for our products and services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, natural gas and oil companies. We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. Industry conditions are influenced by numerous factors over which we have no control, such as:

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

The volatility of the oil and natural gas industry and the consequent impact on exploration and production activity could adversely impact the level of drilling and workover activity by some of our customers. This reduction may cause a decline in the demand for our services or adversely affect the price of our services. In addition, reduced discovery rates of new oil and natural gas reserves in our market areas may have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices, to the extent existing production is not replaced and the number of producing wells for us to service declines. We cannot predict the future level of demand for our services, future natural gas and crude oil commodity prices or future conditions of the well services industry, we anticipate that the recent volatility and weakness in natural gas and oil prices will have a negative impact on our results of operations in 2009.

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

Historical prices for natural gas and crude oil have been extremely volatile and are expected to continue to be volatile. For example, for the five years ended December 31, 2008, the NYMEX Henry Hub natural gas price ranged from a high of $15.38 per MMBtu to a low of $4.20 per MMBtu, while the NYMEX crude oil price ranged from a high of $145.29 per barrel to a low of $32.48 per barrel. In reaction to declining natural gas and crude oil commodity prices, producers have reduced their expenditures including Chesapeake Energy Corp and EOG Resources, Inc. who are among our significant customers. This has in the past and may in the future adversely affect our business. A prolonged low level of activity in the oil and natural gas industry will adversely affect the demand for our products and services and our financial condition and results of operations.

We may incur substantial indebtedness or issue additional equity securities to execute our growth strategy, which may reduce our profitability and result in significant dilution to our stockholders.

Our business strategy has included, and will continue to include, growth through the acquisitions of assets and businesses. To the extent we do not generate sufficient cash from operations, we may need to incur substantial indebtedness to finance future acquisitions and capital expenditures and also may issue equity securities to finance such acquisitions and capital expenditures. For example, we funded our recent acquisition of the Diamondback assets through the issuance of preferred stock and second lien notes and additional borrowing under our revolving credit facility. Our business is capital intensive, with long lead times required to fabricate our equipment. If available sources of capital are insufficient at any time in the future, we may be unable to fund maintenance requirements, acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could adversely affect our financial condition and results of operations. Any additional debt service requirements may impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to our stockholders. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. We also must meet certain financial covenants in order to borrow money under our revolving credit facility to fund future acquisitions, and we may be unable to meet such covenants. Recent turmoil in the credit markets and the potential impact on liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms we believe to be reasonable.

We have significantly higher levels of indebtedness following the Diamondback acquisition than we had before the acquisition.

Following the Diamondback acquisition, we have significantly higher levels of debt and interest expense than we had immediately prior to the acquisition. As of December 31, 2008, after giving effect to the Diamondback acquisition and the related financing transactions, we have approximately $208.2 million of indebtedness outstanding. This substantially increased level of combined indebtedness may have an adverse effect on our future operations, including:

•	limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•	increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that are less leveraged;

•	increasing our exposure to rising interest rates because a portion of our borrowings are at variable interest rates;

•	reducing the availability of our cash flow to fund our working capital requirements, capital expenditures, acquisitions, investments and other general corporate requirements because we will be required to use a substantial portion of our cash flow to service debt obligations; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

Our business strategy also includes growth through the acquisitions of assets and other businesses. We may not be able to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating our acquisitions, such as our recent acquisition of Diamondback, into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating our acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital.

We may face difficulties in achieving the expected benefits of the Diamondback acquisition.

We may not be able to achieve fully the strategic and financial objectives we hope to achieve with our November 2008 acquisition of the pressure pumping, fluid logistics and completion, production and rental tools business lines from Diamondback. The ultimate success of the acquisition will depend on a number of factors, including our ability to compete effectively in the markets in which we operate, expand operations, maintain existing relationships with current customers and retain and attract qualified management and personnel.

As a result of the Diamondback acquisition, we offer additional services to our customers that we have not offered historically. These additional services include fluid logistics services and water transfer services. Our success with these new service offerings will depend upon, among other things, the ability of our management to successfully implement sound business strategies and avoid the legal and business risks of these new service offerings. We cannot assure you that we will be able to do this effectively, and in the process we may incur additional costs without an immediate increase in revenues. Additionally, our management’s attention may be diverted from the operation and growth of our core services offerings.

We depend on a relatively small number of customers for a substantial portion of our revenue. The inability of one or more of our customers to meet their obligations or the loss of our business with Atlas America, Inc. or Chesapeake Energy Corp., in particular, may adversely affect our financial results.

Although we have expanded our customer base, we derive a significant amount of our revenue from a relatively small number of independent oil and natural gas companies. In 2007 and 2008, eight companies accounted for 42% and 44% of our revenue, respectively. Our inability to continue to provide services to these key customers, if not offset by additional sales to other customers, could adversely affect our financial condition and results of operations. Moreover, the revenue we derived from our two largest customers, Atlas America, Inc. and Chesapeake Energy Corp., constituted approximately 13% and 9%, respectively, of our total revenue for the year ended December 31, 2008. These companies may not provide the same level of our revenue in the future for a variety of reasons, including their lack of funding, a strategic shift on their part in moving to different geographic areas in which we do not operate or our failure to meet their performance criteria. The loss of all or a significant part of this revenue would adversely affect our financial condition and results of operations.

This concentration of customers may also impact our overall exposure to credit risk in that customers may be similarly affected by changes in economic and industry condition. Our customers are largely independent natural gas and oil producers, who are adversely affected by the recent decrease in the prices of natural gas and oil. A sustained decrease in prices, coupled with the current weakness in the credit and capital markets, could have a material adverse effect on the results of operations of our customers and could further increase our credit risk. We do not generally require collateral in support of our trade receivables.

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

Because natural gas and crude oil prices and drilling activity have recently been at historically high levels, in 2007 and 2008, oilfield service companies have been acquiring additional equipment to meet their customers’ increasing demand for services. This has resulted in an increased competitive environment and a significant increase in capacity among us and our competitors in certain of our operating regions. For example, this increased capacity resulted in significant downward pricing pressure and increased discounts for our services in certain of our operating regions, which adversely affected our financial condition and results of operations in 2007. Additionally, prices for natural gas and crude oil and utilization rates for drilling rigs declined significantly in the fourth quarter of 2008 and the first quarter of 2009. A sustained decline in these prices could result in a lower number of wells that are commercially viable for the natural gas and oil producers that we service. A reduction in the number of wells that require service could also increase overcapacity in our industry. To the extent that overcapacity persists, we will continue to experience significant downward pricing pressure and lower demand for our services, which will continue to adversely affect our financial condition and results of operations.

The loss of or interruption in operations of one or more of our key suppliers could have a material adverse effect on our operations.

Our reliance on outside suppliers for some of the key materials and equipment we use in providing our services involves risks, including limited control over the price, timely delivery and quality of such materials or equipment. As a result of the Diamondback acquisition, we require substantially higher volumes of raw materials and equipment than we have historically needed. Our suppliers may not be able to satisfy this increased demand on schedule or at favorable prices and we may become more vulnerable to supply disruptions.

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

Other factors may also limit our ability to find enough workers to meet our employment needs. Our services are performed by licensed commercial truck drivers and equipment operators who must perform physically demanding work. As a result of our industry volatility and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. We believe that our success is dependent upon our ability to continue to employ, train and retain skilled technical personnel. Our inability to do so would have a material adverse effect on our financial condition and results of operations.

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

Our down-hole surveying operations use densitometers containing sealed, low-grade radioactive sources such as Cesium-137 that aid in determining the density of down-hole cement slurries, waters and sands as well as help evaluate the porosity of specified subsurface formations. Our activities involving the use of densitometers are regulated by the NRC and certain states under agreement with the NRC work cooperatively in implementing the federal regulations. In addition, our down-hole surveying operations involve the use of explosive charges that are regulated by the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms, and Explosives. Standards implemented by these regulatory agencies require us to obtain licenses or other approvals for the use of such densitometers as well as explosive charges.

As a result of the Diamondback acquisition, we acquired additional assets that are subject to stringent environmental laws and regulations, with which the failure to comply may subject us to significant costs and liabilities. We may discover previously unknown liabilities associated with these newly acquired assets, including liabilities under the same stringent environmental laws and regulations relating to the releases of pollutants into the environment and environmental protection as applicable to our existing facilities. Such discovery may cause our operation of these new assets to incur increased costs to address these liabilities or to attain compliance with such environmental requirements.

Among the assets that we acquired from Diamondback were six injection well disposal systems in North Texas and Southern Oklahoma. We dispose of fluids, including saltwater, into the disposal wells, which poses some risk of liability, including leakage from the wells to surface and subsurface soils, surface water or groundwater. We also handle, transport and store these fluids. The handling, transportation, storage and disposal of these fluids are regulated by a number of laws, including the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Water Act; the Safe Drinking Water Act; and other federal and state laws and regulations. We also acquired assets that necessitate the handling of petroleum products, and failure to properly handle, store, transport or dispose of these materials in accordance with applicable environmental laws and regulations could expose us to liability for administrative, civil and criminal penalties, cleanup costs and liability associated with releases of such materials, damages to natural resources, and actions enjoining some or all of our operations.

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

Diamondback’s management and auditors identified significant deficiencies that, in the aggregate, resulted in a material weakness in the operation of Diamondback’s internal controls during the period ended December 31, 2005 and the year ended December 31, 2006, which could result in its, and in the future, our, financial statements being materially misleading.

In connection with preparing its financial statements for the period ended December 31, 2005 and the year ended December 31, 2006, Diamondback and its auditors identified numerous significant deficiencies relating to the lack of a complete and thorough period-end closing and financial reporting process and related controls that, in the aggregate, constituted a material weakness. The Public Company Accounting Oversight Board has defined a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information regarding Diamondback that we report, including information in our future financial statements and annual and quarterly reports relating to the assets and operations acquired from Diamondback, contains material errors.

We are in the process of integrating the assets and operations that we acquired from Diamondback into our existing accounting and financial reporting systems and other internal control systems. Because Diamondback’s historical accounting and financial reporting systems were different and more decentralized than our own, this integration process may present significant challenges and may be more difficult and time consuming than we currently anticipate. If we fail to achieve this integration effectively or timely, our ability to maintain an effective system of internal controls over financial reporting and the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected. This could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

As of December 31, 2008, our total debt on a consolidated basis was approximately $208.2 million. Our total debt could increase, as we have a total borrowing capacity of $116.7 million under our syndicated credit facility as of December 31, 2008 and we could issue additional notes or other indebtedness in the future. Our syndicated credit facility and the terms of the indenture under which we issued our Second Lien Notes in November 2008 require us to maintain certain financial ratios and satisfy certain financial conditions and limits our ability to take various actions, such as incurring additional indebtedness, purchasing assets and merging or consolidating with other entities.

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

Our principal executive offices are located at 1380 Rt. 286 East, Suite #121, Indiana, Pennsylvania 15701. We purchased the building that houses our principal executive offices in April 2005. We currently conduct our business from 36 service centers, 5 of which we own and 31 of which we lease. Each office typically includes a yard, administrative office and maintenance facility. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania; Wooster, Ohio; Kimball, Buckhannon and Jane Lew, West Virginia; Norton, Virginia and Gaylord, Michigan. Our Southeast region service centers are located in Cottondale, Alabama; Columbia, Mississippi; and Bossier City and Broussard, Louisiana. Our Mid-Continent region service centers are located in Hominy, Enid, Clinton, Cleveland, Marlow, Countyline, Sweetwater, Coalgate and Elk City, Oklahoma; Van Buren, Arkansas; and Hays, Kansas. Our Rocky Mountain region service centers are located in Vernal, Utah; Farmington, New Mexico; Rock Springs, Wyoming; Williston, North Dakota; and Trinidad and Brighton, Colorado. Our Southwest region service centers are located in Alvarado, Cresson, Tolar, Midland and Victoria, Texas; and Artesia, New Mexico. We believe that our leased and owned properties are adequate for our current needs.

The following table sets forth the location of each service center or sales office lease, the expiration date of each lease, whether each lease is renewable at our sole option and whether we have an option to purchase the leased property:

		Is the Lease Renewable at Our Sole	Do We Have an Option to Purchase
Location	Expiration Date	Option?	the Property?

Bradford, PA	September, 2011	Yes	No
Cleveland, OK	March, 2009	No	Yes
Mercer, PA(1)	N/A	No	No
Wooster, OH	December, 2009	Yes	No
Gaylord, MI	November, 2010	Yes	Yes
Bossier City, LA	December, 2012	Yes	No
Enid, OK(1)	N/A	No	No
Black Lick, PA(1)	N/A	No	No
Vernal, UT	September, 2017	No	No
Van Buren, AR	May, 2009	Yes	No
Buckhannon, WV	February, 2010	Yes	No
Norton, VA	March, 2009	Yes	No
Alvarado, TX	March, 2011	Yes	Yes
Farmington, NM	January, 2015	Yes	No
Trinidad, CO(1)	N/A	No	No
Oklahoma City, OK(1)	N/A	No	No
Hays, KS	August, 2010	Yes	No
Jane Lew, WV	October, 2015	Yes	No
Rock Springs, WY	March, 2017	Yes	No
Brighton, CO	September, 2010	Yes	No
Williston, ND	October, 2012	Yes	No
Artesia, NM	June, 2010	Yes	Yes
Oklahoma City, OK	August, 2009	No	No
Sweetwater, OK	November, 2013	Yes	No
Coalgate, OK	January, 2012	Yes	No
Countyline, OK	November, 2013	Yes	No
Marlow, OK	November, 2013	Yes	No
Cresson, TX	November, 2013	Yes	No
Midland, TX	June, 2015	No	No
Tolar, TX	November, 2013	Yes	No
Elk City, OK(1)	N/A	No	No
Victoria, TX	May, 2013	Yes	No
Broussard, LA	September, 2011	Yes	No

(1)	The lease is month-to-month.

Item 3.	Legal Proceedings

We are named as a defendant, from time to time, in litigation relating to our normal business operations. Our management is not aware of any significant pending litigation that would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders in the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the The NASDAQ Stock Market LLC under the symbol “SWSI.” As of March 4, 2009, there were 23,609,538 shares outstanding, held by approximately 188 holders of record. The following table sets forth, for the quarterly periods indicated, the high and low sales prices for our common stock as reported on the The NASDAQ Global Select Market during 2007 and 2008.

	High	Low

Fiscal Year Ended December 31, 2008
First Quarter	$26.73	$17.14
Second Quarter	$34.42	$21.73
Third Quarter	$35.71	$23.46
Fourth Quarter	$23.65	$8.60
Fiscal Year Ended December 31, 2007
First Quarter	$25.54	$21.20
Second Quarter	$28.02	$22.18
Third Quarter	$26.24	$17.10
Fourth Quarter	$23.45	$18.87

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

Purchases of Equity Securities By the Issuer and Affiliated Purchases

We did not make any purchases of our equity securities in the fourth quarter of the year ended December 31, 2008.

Item 6.	Selected Financial Data

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

	Year Ended December 31,
		2005	2006	2007	2008
	2004	(Superior Well	(Superior Well	(Superior Well	(Superior Well
	(Partnerships)	Services, Inc.)	Services, Inc.)	Services, Inc.)	Services, Inc.)
	(In thousands, except per share information)

Statements of Income Data:
Revenue	$76,041	$131,733	$244,626	$350,770	$520,889
Cost of revenue	54,447	90,258	165,877	252,539	406,044

Gross profit	21,594	41,475	78,749	98,231	114,845
Selling, general and administrative expenses	11,339	17,809	25,716	36,390	45,702

Operating income	10,255	23,666	53,033	61,841	69,143
Interest expense	310	566	478	282	2,834
Other (expense) income	(148)	193	159	766	(135)
Income tax expense	—	13,826	20,791	24,570	27,362

Net income	$9,797	$9,467	$31,923	$37,755	$38,812

Pro Forma income tax expense (unaudited)(1)	(4,249)	—	—	—	—

Net income adjusted for pro forma income tax expense (unaudited)	$5,548	$—	$—	$—	$—

Net income per common share(2)
Basic	$0.29	$0.49	$1.63	$1.63	$1.67
Diluted	$0.29	$0.49	$1.63	$1.63	$1.64
Average Shares Outstanding
Basic	19,376,667	19,317,436	19,568,749	23,100,402	23,150,463
Diluted	19,376,667	19,317,436	19,568,749	23,195,914	23,661,608
Statements of Cash Flow Data:
Net cash provided by operations	$12,790	$16,742	$35,949	$69,303	$51,706
Net cash used in investing	(19,290)	(40,091)	(78,902)	(128,100)	(174,060)
Net cash provided by financing	6,751	32,570	88,940	7,555	118,481
Capital expenditures, net of construction payables	19,300	39,920	69,816	117,774	90,424
Acquisitions, net of cash acquired	—	—	9,150	9,931	84,242
Depreciation and amortization	5,057	8,698	14,453	25,277	41,806
Balance Sheet Data (at period end):
Cash and cash equivalents	$1,544	$10,765	$56,752	$5,510	$1,637
Property, plant and equipment, net	40,594	72,691	141,424	240,863	453,990
Total assets	56,682	113,091	259,034	327,087	658,230
Long-term debt	11,093	1,258	1,597	9,165	208,042
Partners’ capital	33,819	—	—	—	—
Stockholders’ Equity	—	91,393	213,904	253,599	337,615
Other Financial Data:
EBITDA(3)	$15,164	$32,557	$69,385	$89,845	$113,336

(1)	Prior to our initial public offering in August 2005, we were not subject to federal or state income taxes due to our partnership structure. Pro forma income tax expense (unaudited) has been computed at statutory rates to reflect the pro forma effect on net income for periods prior to our holding company restructuring in August 2005.

(2)	Share and per share data have been retroactively restated to reflect our holding company restructuring in connection with our initial public offering in August 2005. For the calculations of earnings per share for the year ended December 31, 2004, all shares are assumed to have been issued at the beginning of the period resulting in 19,376,667 average shares outstanding.

(3)	We define EBITDA as earnings (net income) before interest expense, income tax expense, non-cash stock compensation expense, depreciation and amortization. This term, as we define it, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities or other income or cash flow statement data prepared in accordance with GAAP. Our management uses EBITDA:

•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis, since it removes the impact of our capital structure and asset base from our operating results;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	to assess compliance with financial ratios and covenants included in credit facilities;

•	in communications with lenders concerning our financial performance; and

•	to evaluate the viability of potential acquisitions and overall rates of return.

The following table presents a reconciliation of EBITDA with our net income for each of the periods indicated:

	Year Ended December 31,
		2005	2006	2007	2008
	2004	(Superior Well	(Superior Well	(Superior Well	(Superior Well
	(Partnerships)	Services, Inc.)	Services, Inc.)	Services, Inc.)	Services, Inc.)

Reconciliation of EBITDA to Net Income:
Net income	$9,797	$9,467	$31,923	$37,755	$38,812
Income tax expense	—	13,826	20,791	24,570	27,362
Interest expense	310	566	478	282	2,834
Stock compensation expense	—	—	1,740	1,961	2,522
Depreciation and amortization	5,057	8,698	14,453	25,277	41,806

EBITDA	$15,164	$32,557	$69,385	$89,845	$113,336

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a Delaware corporation formed in 2005 to serve as the parent holding company for an oilfield services business operating under the Superior Well Services name since 1997. We service our customers in key markets in many of the active domestic oil and natural gas producing regions in the Appalachian, Mid-Continent, Rocky Mountain, Southwest and Southeast regions of the United States. In August 2005, we completed our initial public offering of 6,460,000 shares of common stock at a price of $13.00 per share and in December 2006 we completed a follow-on offering of 3,690,000 shares of common stock at a price of $25.50 per share. We provide a wide range of wellsite solutions to oil and natural gas companies, primarily technical pumping services and down-hole surveying services. We focus on offering technologically advanced equipment and services at competitive prices, which we believe allows us to successfully compete against both major oilfield services companies and smaller, independent service providers.

In November 2008, we purchased the pressure pumping, fluid logistics and completion, production and rental tools business lines from Diamondback for approximately $202.0 million. The acquisition consideration consisted of $71.5 million in cash, $42.9 million of our Series A 4% Convertible Preferred Stock ($75 million liquidation preference) (“Series A Preferred Stock”) and $80 million in second lien notes aggregating $194.4 million plus $7.6 million of transaction costs for a total purchase price of $202.0 million. See Note 3 to our consolidated financial statements for more information. As part of the acquisition, we acquired 128,000 horsepower, 105 transports and trucks, 400 frac tanks and six water disposal wells. The assets that we purchased from Diamondback are operating in the Anadarko, Arkoma, and Permian Basins, as well as the Barnett Shale, Woodford Shale, West Texas, Southern Louisiana and Texas Gulf Coast.

Services Offered

Our services are conducted through two principal business segments which are technical services and fluid logistics. Each business segment includes service lines that contain similarities among customers, financial performance and management, as well as the economic and business conditions impacting their activity levels. Technical services include technical pumping, down-hole surveying and completion, production and rental tool services. Fluid logistics services include those services related to the transportation, storage and disposal of fluids that are used in the drilling, development and production of hydrocarbons. Substantially all of our customers are domestic oil and natural gas exploration and production companies that typically require all types of services in their operations. Our operating revenue from these operations, and their relative percentages of our total revenue, consisted of the following (dollars in thousands):

	Year Ended December 31,
	2006		2007		2008
	(Dollars in thousands)

Revenue:
Technical services	$244,626	100.0%	$350,770	100.0%	$514,568	98.8%
Fluid logistics	—	—	—	—	6,321	1.2%

Total revenue	$244,626	100.0%	$350,770	100.0%	$520,889	100.0%

The following is a brief description of our services:

Technical Services

Technical Pumping Services

We offer three types of technical pumping services — stimulation, nitrogen and cementing services, which accounted for 64.2%, 6.7% and 18.0% of our revenue for the year ended December 31, 2008 and 54.3%, 12.0% and 20.6% of our revenue for the year ended December 31, 2007, respectively. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue in 2007 and 2008. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.

Completion, Production and Rental Tool Services

Completion and production services were added in connection with the Diamondback asset acquisition and accounted for 0.4% or our revenues for the year ended December 31, 2008. Our completion and production services and other production related activities include specialty services, many of which are performed after drilling has been completed. Consequently, these services occur later in the lifecycle while a well is being completed or during the production stage. These specialty services include plugging and abandonment and roustabout services, as well as the sale and rental of equipment. These services require skilled personnel and various types and sizes of equipment. As newly drilled oil and natural gas wells are prepared for production, our completion services include selectively testing producing zones of the wells before and after stimulation.

Down-Hole Surveying Services

We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 9.4% and 13.1% of our revenues for years ended December 31, 2008 and 2007, respectively. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.

Fluid Logistics Services

Oil and natural gas operations use and produce significant quantities of fluids. We provide a variety of services to assist our customers to obtain, transport, store and dispose of fluids that are involved in the drilling, development and production of hydrocarbons. We own or lease over 100 fluid hauling transports and trucks, which are used to transport various fluids in the lifecycle of an oil or natural gas well. As of December 31, 2008, we also owned approximately 400 frac tanks which are rented to producers for use in fracturing and stimulation operations plus other fluid storage needs. We use our fleet of fluid hauling trucks to fill and empty the frac tanks and we deliver and remove these tanks from the well sites. As of December 31, 2008, we owned and operated six water disposal wells in Texas and Oklahoma. The disposal wells are an important component of fluid logistic operations as they provide an efficient solution for the disposal of waste waters. Fluid logistics accounted for approximately 1.2% of our revenues for the year ended December 31, 2008.

How We Generate Our Revenue

The majority of our customers are regional, independent oil and natural gas companies. The primary factor influencing demand for our services by those customers is their level of drilling activity, which, in turn, depends primarily on current and anticipated future natural gas and crude oil commodity prices and production depletion rates.

We generate revenue from our technical pumping services, down-hole surveying and completion, production and rental tool services by charging our customers a set-up charge plus an hourly rate based on the type of equipment used. The set-up charges and hourly rates are determined by a competitive bid process and depend upon the type of service to be performed, the equipment and personnel required for the particular job and the market conditions in the region in which the service is performed. Each job is given a base time allotment of six hours. We generally charge an increased hourly rate for each hour worked beyond the initial six hour base time allotment. We also charge customers for the materials, such as stimulation fluids, cement and nitrogen, that we use in each job. Material charges include the cost of the materials plus a markup and are based on the actual quantity of materials used.

We generate revenue from our fluid logistics services by charging our customers based on volumes transported, quantities of fluids disposed and rental charges for use of our frac tanks. The rates for the transportation of fluids are generally determined by a competitive bid process and depend upon the type of service to be performed, the equipment and personnel and the cost of goods required for the particular job and the market conditions in the region in which the service is performed. The rates for our fluid disposal services vary depending on the type of fluid being disposed and the rates charged are generally driven by market conditions in the region the disposal well is located. Frac tank rental are rented on a daily basis and the rates are generally driven by market conditions in the region the disposal well is located.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze the performance of our services. These measurements include the following: (1) operating income per operating region; (2) material and labor expenses as a percentage of revenue; (3) selling, general and administrative expenses as a percentage of revenue; and (4) EBITDA.

Operating Income per Operating Region.

We currently service customers in five operating regions through our 36 service centers. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania; Wooster, Ohio; Kimball, Buckhannon and Jane Lew, West Virginia; Norton, Virginia; and Gaylord, Michigan. Our Southeast region service centers are located in Cottondale, Alabama; Columbia, Mississippi; and Bossier City and Broussard, Louisiana. Our Mid-Continent region service centers are located in Hominy, Enid, Clinton, Cleveland, Marlow, Countyline, Sweetwater, Coalgate, and Elk City, Oklahoma; Hays, Kansas; and Van Buren, Arkansas. Our Rocky Mountain region service centers are located in Vernal, Utah; Farmington, New Mexico; Rock Springs, Wyoming; Williston, North Dakota; and Trinidad and Brighton, Colorado. Our Southwest region service centers are located in Alvarado, Cresson, Tolar, Midland and Victoria, Texas; and Artesia, New Mexico.

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

Our labor costs consist primarily of wages for our field personnel. As a result of on-going shortages of qualified supervision personnel and equipment operators in certain areas in which we operate, it is possible that we will have to raise wage rates to attract and train workers from other fields in order to maintain or expand our current work force. Historically, we have been able to increase service rates to our customers to compensate for wage rate increases.

Selling, General and Administrative Expenses as a Percentage of Revenue.

Our selling, general and administrative expenses, or SG&A expenses, include administrative, marketing and maintenance employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our general and administrative expenses in relation to our revenue because these expenses have a direct impact on our profitability. Our aggregate selling, general and administrative expenses have increased as a result of the growth in operations, as well as a result of our becoming a public company.

EBITDA.

We define EBITDA as net income before interest expense, income tax expense, non-cash stock compensation expense and depreciation and amortization expense. Our management uses EBITDA:

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

Our Industry and Overview

We provide products and services primarily to domestic onshore oil and natural gas exploration and production companies for use in the drilling and production of oil and natural gas. The main factor influencing demand for well services in our industry is the level of drilling activity by oil and natural gas companies, which, in turn, depends largely on current and anticipated future natural gas and crude oil prices and production depletion rates. Long-term forecast for energy demand suggests an increasing demand for oil and natural gas, which when coupled with flat or declining production curves, we believe should result over the long-term in the continuation of historically high natural gas and crude oil commodity prices. For example, the Energy Information Administration of the U.S. Department of Energy, or EIA, forecasts that U.S. natural gas consumption will increase at an average annual rate of 0.2% through 2030. The EIA also forecasts that U.S. oil production will increase at an average annual rate of 1.7% and natural gas production will increase at an average annual rate of 0.3%.

The recent drop in commodity prices for oil and gas, coupled with the volatility in the equity and credit markets have caused some exploration and production companies to announce reductions in their capital spending. Although recently the volatility and weakness in natural gas and oil prices have caused natural gas and oil exploration and production companies to reduce their exploration and production expenditures. We believe that over the long term oil and natural gas exploration and production companies will continue to expand their exploration and drilling activities to replace production from the high decline rate reservoirs. In recent years, much of this expansion has focused on natural gas. According to Baker Hughes rig count data, the average total rig count in the United States increased 52% from 918 in 2000 to 1,399 through the first week of February 2009, while the average natural gas rig count increased 53% from 720 in 2000 to 1,104 through the first week of February 2009. However, the rig count began to decline in the fourth quarter of 2008 and has fallen precipitously in early 2009 with a current total rig count as of February 20, 2009 of approximately 1,300 rigs in the United States, compared to 1,995 rigs as of September 26, 2008, while the number of rigs drilling for natural gas has increased by more than 172% since 1996, and natural gas production has increased by only approximately 8% over the same period. This is largely a function of increasing decline rates for natural gas wells in the United States. We believe, over the long-term, a continued increase in U.S. drilling and workover activity will be required for the natural gas industry to help meet the expected increased demand for natural gas in the United States.

Business Outlook

The current economic and credit environment has lowered demand for energy and resulted in significantly lower prices for crude oil and natural gas. Demand for the majority of our services is dependent on the level of oil and gas expenditures made by our customers in the exploration and production industry. These expenditures are sensitive to the oil and gas prices our customers receive for their production, the industry’s view of future oil and gas prices and our customers ability to access the financial and credit markets. During the last half of 2008, the financial and credit markets weakened substantially and demand for natural gas and crude oil declined. As a result, natural gas and crude oil prices have fallen sharply, which has caused a decline in the demand for our services as customers have reduced their exploration and production expenditures. With the current commodity price and credit environment, we expect that drilling activity will be substantially lower in 2009 compared to 2008, which we believe will reduce demand and prices we receive for our services. If economic conditions continue to worsen, the demand for our services could continue to decrease as customers make further reductions in their oil and gas expenditures. Additionally, the reduction in cash flows being experienced by some of our customers due to lower commodity prices coupled with the weakening of the credit and capital markets could have an adverse impact on our results of operations and cash flows. The extent and duration of the economic downturn and financial market deterioration is uncertain at this time, but we will continue to focus on labor cost efficiencies and monitor discretionary spending to respond to prevailing levels of activity.

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

Our revenues from each operating region, and their relative percentage of our total revenue, consisted of the following (dollars in thousands):

	2006		2007		2008
		Percent of		Percent of		Percent of
Region	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue

Appalachian	$118,943	48.6%	$158,894	45.3%	$179,173	34.4%
Southeast	58,491	23.9	66,690	19.0	92,971	17.8
Southwest	6,832	2.8	37,565	10.7	82,857	15.9
Mid-Continent	43,566	17.8	56,063	16.0	105,607	20.3
Rocky Mountain	16,794	6.9	31,558	9.0	60,281	11.6

Total	$244,626	100%	$350,770	100%	$520,889	100%

We also pursue selected acquisitions of complementary businesses, such as our recent acquisition of the Diamondback assets, both in existing operating regions and in new geographic areas in which we do not currently operate. In analyzing a particular acquisition, we consider the operational, financial and strategic benefits of the transaction. Our analysis includes the location of the business, strategic fit of the business in relation to our business strategy, expertise required to manage the business, capital required to integrate and maintain the business, the strength of the customer relationships associated with the business and the competitive environment of the area where the business is located. From a financial perspective, we analyze the rate of return the business will generate under various scenarios, the comparative market parameters applicable to the business and the cash flow capabilities of the business.

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

Our Results of Operations

Our results of operations are derived primarily by three interrelated variables: (1) market price for the services we provide; (2) drilling activities of our customers; and (3) cost of materials and labor. To a large extent, the pricing environment for our services will dictate our level of profitability. Our pricing is also dependent upon the prices and market demand for oil and natural gas, which affect the level of demand for, and the pricing of, our services and fluctuates with changes in market and economic condition and other factors. In recent months, increased capacity in certain of our operating regions has resulted in significant downward pricing pressure and increased discounts in our service prices. We expect this downward pressure to continue in these regions until the level of activity increases to absorb the excess capacity or the amount of equipment and crews servicing these regions decreases through relocation to other regions with capacity. To a lesser extent, seasonality can affect our operations in the Appalachian region and certain parts of the Mid-Continent and Rocky Mountain regions, which may be subject to a brief period of diminished activity during spring thaw due to road restrictions. As our operations have expanded in recent years into new operating regions in warmer climates, this brief period of diminished activity has a lesser impact on our overall results of operations.

Historical market conditions are reflected in the table below:

	Three Months Ended December 31,			Year Ended December 31,
	2007	2008	% Change	2007	2008	% Change

Average rig count(1)
Crude Oil	334	414	24.0%	297	379	27.6%
Natural gas	1,451	1,479	1.9	1,466	1,491	1.7

Total U.S. land rigs	1,785	1,893	6.1%	1,763	1,870	6.1%

Commodity prices (avg.):
Crude Oil (West Texas Intermediate) ($/bbl)	$90.68	$58.74	(35.2)%	$72.34	$99.65	37.8%
Natural gas (Henry Hub) ($/mcf)	6.94	6.36	(8.4)%	6.95	8.84	3.9%

(1)	Estimate of activity as measured by average active U.S. land drilling rigs based on Baker Hughes Inc. rig count information

The current economic and credit environment has lowered demand for energy and resulted in significantly lower prices for crude oil and natural gas. During the last half of 2008, the financial and credit markets weakened and caused a drop in the demand for oil and gas. As a result, oil and gas prices have fallen sharply, which has caused a decline in the demand for our services as customers have reduced their exploration and production expenditures. With the current commodity price and credit environment, we expect that drilling activity will be substantially lower in 2009 compared to 2008, which we believe will reduce demand and prices we receive for our services. However, we believe our ability to service more technically complex plays, our participation in many of the most active drilling plays in the United States, as well as our regional strength in the Appalachian region will generally help us to maintain a strong and competitive position.

Results for the three months ended December 31, 2007 and 2008

Our results of operations from our primary categories of services consisted of the following for each of the three month periods ended December 31, 2007 and 2008:

	Three Months Ended December 31,
	2007	2008

Statement of Operations Data
Revenue:
Technical pumping services	$84,727	$142,372
Down-hole surveying services	10,211	10,855
Completion services	—	2,158

Total Technical Services	94,938	155,385
Fluid logistics	—	6,321

Total revenue	94,938	161,706
Expenses:
Cost of revenue	72,961	125,145
Selling, general and administrative	9,768	14,088

Total expenses	82,729	139,233

Operating income	$12,209	$22,473

Revenue

The following table summarizes the dollar and percentage changes for the types of oilfield service revenues for the three month period ended December 31, 2008 when compared to the same period in 2007 (dollars in thousands):

	Three Months Ended December 31,
			$	%
	2007	2008	Change	Change

Revenues by service type:
Stimulation	$49,798	$108,358	$58,560	117.6%
Cementing	19,734	24,558	4,824	24.4
Nitrogen	15,195	9,456	(5,739)	(37.8)

Technical pumping services	84,727	142,372	57,645	68.0
Down-hole surveying services	10,211	10,855	644	6.3
Completion services	—	2,158	2,158	100.0

Total Technical Services	94,938	155,385	60,447	63.7
Fluid logistics	—	6,321	6,321	100.0

Total revenue	$94,938	$161,706	$66,768	70.3%

The following table summarizes the dollar and percentage change in our revenues from each operating region for the three month period ended December 31, 2008 when compared to the same period in 2007 (dollars in thousands):

	Three Months Ended December 31,
			$	%
	2007	2008	Change	Change

Region:
Appalachian	$45,633	$43,791	$(1,842)	(4.0)%
Southeast	17,479	29,992	12,513	71.6
Southwest	10,378	32,739	22,361	215.5
Rocky Mountain	7,041	17,509	10,468	148.7
Mid-Continent	14,407	37,675	23,268	161.5

Total	$94,938	$161,706	$66,768	70.3%

Revenues reached $161.7 million for the fourth quarter of 2008 which increased 70.3% as compared to the same period last year. The year-over-year revenue growth was driven by strong activity increases in our stimulation and cementing services. The decrease in nitrogen revenues during the fourth quarter of 2008 as compared to the fourth quarter of 2007 was due to a non-recurring nitrogen project performed in 2007. Increased activity levels at service centers that were established within the last twelve months (“New Centers”), as well as the Diamondback asset acquisition completed in November 2008, led to the increases in revenue in the fourth quarter of 2008 as compared to the fourth quarter of 2007. New Centers and the Diamondback asset acquisition represented $28.7 million and $26.0 million of the revenue increases between the fourth quarter of 2008 as compared to the fourth quarter of 2007, respectively. As a percentage of revenue, sales discounts increased in high single digits in 2008 as compared to 2007 due to increased capacity and increased competition in certain of our operating regions which resulted in significant downward pricing pressure on our service prices. New service centers historically have higher sales discounts than our established service centers because they typically price their services below competitors to initially penetrate new markets. All of our operating regions experienced higher sales discounts for the fourth quarter of 2008 as compared to the fourth quarter of 2007. Our stimulation and cementing services continue to see the greatest downward pricing pressure. During the fourth quarter of 2008 we saw the negative impact from reduction or elimination of fuel surcharges negotiated with several of our customers earlier in the year.

Cost of Revenue

Cost of revenue increased 71.5% or $52.2 million for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. As a percentage of revenue, cost of revenue increased to 77.4% for the fourth quarter of 2008 from 76.9% for the fourth quarter of 2007 due to a mix change to jobs with higher material content, as well as increased costs for materials that could not be passed through to our customers via price increases because of the current competitive environment. New Centers and the Diamondback asset acquisition represented approximately $19.9 million and $19.9 million of the cost of revenue increases between the fourth quarter of 2008 compared to the fourth quarter of 2007, respectively. As a percentage of revenue, material costs increased in the fourth quarter of 2008 compared to the fourth quarter of 2007 by 4.0%. The year-over-year increase in material costs as a percentage of revenue was due to higher sand, chemical and cement costs, as well as transportation expenses incurred to deliver materials. The material increases as a percentage of revenue was partially offset by lower labor expenses as a percentage of revenue. Labor expenses as a percentage of revenues decreased 2.9% to 18.5% in the fourth quarter of 2008 compared to the fourth quarter of 2007 due to a mix change to jobs with higher material content, as well as increased utilization on a higher revenue base.

Selling, General and Administrative Expenses

SG&A expenses increased 44.2% or $4.3 million for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. As a percentage of revenue, SG&A expenses decreased by 1.6% to 8.7% for the fourth quarter of 2008 from 10.3% for the fourth quarter of 2007 due to the ability to leverage certain of these fixed costs over a higher revenue base. During the fourth quarter of 2008, we completed the Diamondback asset acquisition which increased SG&A expenses by $2.5 million. As a result of the growth in our operations, aggregate labor expenses increased by $3.3 million to $8.8 million for the fourth quarter of 2008 compared to the fourth quarter of 2007. As a percentage of revenue, the portion of labor expenses included in SG&A expenses decreased 0.4% to 5.5% in the fourth quarter of 2008 compared to the fourth quarter of 2007. Additionally, in connection with the Diamondback asset purchase, we originally planned to finance a portion of the acquisition price with public debt and equity offerings. Due to deterioration in the financial markets these public offerings were unable to be completed and $0.4 million in offering costs was expensed.

Operating Income

Operating income was $22.5 million for the three months ended December 31, 2008 compared to $12.2 million for the three months ended December 31, 2007, an increase of 84.1%. As a percentage of revenue, operating income increased to 13.9% in the fourth quarter of 2008 from 12.9% in the fourth quarter of 2007. The primary reasons for the increase in operating income were the improved profitability from new service centers and the Diamondback asset acquisition. New Centers and the Diamondback asset acquisition increased operating income by approximately $8.8 million and $3.5 million in the fourth quarter of 2008 compared to the fourth quarter of 2007, respectively. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $16.0 million in the fourth quarter of 2008 compared to the fourth quarter of 2007 to $36.4 million. For a definition of EBITDA, and a reconciliation of EBITDA to net income, please see “Selected Financial Data.” Net income increased $5.0 million to $11.9 million in the fourth quarter of 2008 compared to the fourth quarter of 2007 due to increased activity levels described above.

Results for the year ended December 31, 2007 and 2008

Our results of operations from our primary categories of services consisted of the following for each of the years in the three-year period ended December 31, 2008:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Statement of Operations Data
Revenue:
Technical pumping services	$219,624	$304,949	$463,313
Down-hole surveying services	25,002	45,821	49,097
Completion services	—	—	2,158

Total Technical Services	244,626	350,770	514,568
Fluid logistics	—	—	6,321

Total revenue	244,626	350,770	520,889
Expenses:
Cost of revenue	165,877	252,539	406,044
Selling, general and administrative	25,716	36,390	45,702

Total expenses	191,593	288,929	451,746

Operating income	$53,033	$61,841	$69,143

Revenue

The following table summarizes the dollar and percentage changes for the types of oilfield service revenues for the twelve month period ended December 31, 2008 when compared to the same period in 2007 (dollars in thousands):

	Year Ended December 31,
			$	%
	2007	2008	Change	Change

Revenues by service type:
Stimulation	$190,678	$334,571	$143,893	75.5%
Cementing	72,337	93,954	21,617	29.9
Nitrogen	41,934	34,788	(7,146)	(17.0)

Technical pumping services	304,949	463,313	158,364	51.9
Down-hole surveying services	45,821	49,097	3,276	7.1
Completion services	—	2,158	2,158	100.0

Total Technical Services	350,770	514,568	163,798	46.7
Fluid logistics	—	6,321	6,321	100.0

Total revenue	$350,770	$520,889	$170,119	48.5%

The following table summarizes the dollar and percentage change in our revenues from each operating region for the twelve month period ended December 31, 2008 when compared to the same period in 2007 (dollars in thousands):

	Year Ended December 31,
			$	%
	2007	2008	Change	Change

Region:
Appalachian	$158,894	$179,173	$20,279	12.8%
Southeast	66,690	92,971	26,281	39.4
Southwest	37,565	82,857	45,292	120.6
Rocky Mountain	31,558	60,281	28,723	91.0
Mid-Continent	56,063	105,607	49,544	88.4

Total	$350,770	$520,889	$170,119	48.5%

Revenue was $520.9 million for the year ended December 31, 2008 compared to $350.8 million for the year ended December 31, 2007, an increase of 48.5%. All regions reflected revenue increases when compared to the same period last year. The year-over-year revenue growth was driven by strong activity increases in our stimulation and cementing services. New centers, existing centers and 2008 acquisitions comprised 52%, 33% and 15% of the revenue increase in 2008 as compared to 2007. New Centers include: Jane Lew, West Virginia (Appalachian), Clinton, Oklahoma (Mid-Continent), Hays, Kansas (Mid-Continent), Artesia, New Mexico (Southwest), Midland, Texas (Southwest), Williston, North Dakota (Rocky Mountain), Brighton, Colorado (Rocky Mountain), and Rock Springs, Wyoming (Rocky Mountain). Rock Springs, Wyoming did not generate any 2008 revenues and is planned to commence operations during the first quarter of 2009. Increased revenue activity levels at existing service centers were partially offset by higher sales discounts for the year ended December 31, 2008 as compared to the year ended December 31, 2007 as a result of increased capacity, greater competition in the operating regions served by these service centers and higher percentage of revenue growth being contributed from new service centers that have higher sales discounts than our established service centers. All of our operating regions experienced higher sales discounts during 2008 as compared to 2007. Our stimulation and cementing services continue to see the greatest downward pricing pressure. As a percentage of revenues, increases in stimulation and cementing sales discounts were in the high single digits for 2008 as compared to 2007.

Cost of Revenue

Cost of revenue increased 60.8% or $153.5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was due to the variable nature of many costs, including materials and fuel. As a percentage of revenue, cost of revenue increased to 78.0% for the year ended December 31, 2008 from 72.0% for year ended December 31, 2007 due to lower utilization caused by poor weather during the first quarter of 2008 in the Appalachian region and increased costs during 2008 for materials and fuel that could not be passed through to our customers via price increases because of the current competitive environment. As a percentage of revenue, material costs, depreciation, and fuel costs increased for the year ended December 31, 2008 as compared to the year ended December 31, 2007 by 4.4%, 0.5% and 1.5%, respectively. Material costs as a percentage of revenue increased 4.4% for year ended December 31, 2008 compared to the year ended December 31, 2007 due to higher sand, chemical and cement costs, as well as transportation expenses incurred to deliver materials. As a percentage of revenue, depreciation expenses increased 0.5% to 7.5% for year ended December 31, 2008 compared to year ended December 31, 2007 due to the higher levels of capital expenditures made to expand our equipment fleet. Higher diesel prices increased our fuel costs as a percentage of revenue for year ended December 31, 2008 compared to year ended December 31, 2007 by 1.5%. New Centers and the Diamondback asset acquisition accounted for approximately $74.8 million and $19.9 million of the aggregate increase in cost of revenue for the year ended December 31, 2008 compared to the year ended December 31, 2007, respectively.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses increased 25.6% to 45.7 million for the year ended December 31, 2008 compared to $36.4 million for the year ended December 31, 2007. As a percentage of revenue, SG&A expenses decreased by 1.6% to 8.8% for the year ended December 31, 2008 from 10.4% for the year ended December 31, 2007 due to the ability to leverage certain of these fixed costs over a higher revenue base. As a result of the growth in our operation, aggregate labor expenses increased by $7.3 million to $28.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. As a percentage of revenue, the portion of labor expenses included in SG&A expenses decreased 0.5% to 5.5% for the year ended December 31, 2008 compared to the year ended December 31, 2007. New Centers and the Diamondback asset acquisition accounted for approximately $2.2 million and $2.5 million of the increase in SG&A expense for the year ended December 31, 2008 compared to the year ended December 31, 2007, respectively. During the second half of 2007, we hired additional personnel to manage the growth in our operations and added six service centers.

Operating Income

Operating income was $69.1 million for the year ended December 31, 2008 compared to $61.8 million for the year ended December 31, 2007, an increase of 11.8%. As a percentage of revenue, operating income decreased from 17.6% for the year ended December 31, 2007 to 13.3% for the year ended December 31, 2008. The primary reasons for this decrease were higher material, depreciation and fuel costs, as well as increased discounts for our services as described above. New Centers and the Diamondback asset acquisition increased operating income by approximately $11.9 million and $3.5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, respectively. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $23.5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 to $113.3 million. For a definition of EBITDA, and a reconciliation of EBITDA to net income, please see “Selected Financial Data.” Net income increased $1.1 million to $38.8 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to increased activity levels described above.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

The following table summarizes the dollar and percentage changes for the types of oilfield service revenues for the twelve month period ended December 31, 2007 when compared to the same period in 2006 (dollars in thousands):

	Year Ended December 31,
			$	%
	2006	2007	Change	Change

Revenues by service type:
Stimulation	$142,846	$190,678	$47,832	33.5%
Cementing	51,419	72,337	20,918	40.7
Nitrogen	25,359	41,934	16,575	65.4

Total Technical pumping revenues	219,624	304,949	85,325	38.9
Down-hole surveying services	25,002	45,821	20,819	83.3

Total revenue	$244,626	$350,770	$106,144	43.4%

The following table summarizes the dollar and percentage change in our revenues from each operating region for the twelve month period ended December 31, 2007 when compared to the same period in 2006 (dollars in thousands):

	Year Ended December 31,
			$	%
	2006	2007	Change	Change

Region:
Appalachian	$118,943	$158,894	$39,951	33.6%
Southeast	58,491	66,690	8,199	14.0
Southwest	6,832	37,565	30,733	449.8
Rocky Mountain	16,794	31,558	14,764	87.9
Mid-Continent	43,566	56,063	12,497	28.7

Total	$244,626	$350,770	$106,144	43.4%

Revenue was $350.8 million for the year ended December 31, 2007 compared to $244.6 million for the year ended December 31, 2006, an increase of 43.4%. Increased activity levels, as well as down-hole asset acquisitions made during 2006 and 2007 led to the increases in 2007. Approximately $20.3 million of the total increase was attributable to New Centers in 2007. During 2007, we acquired the assets of two down-hole surveying companies and opened five start-up service centers. Four of our five start-up service centers in 2007 were opened during the second half of the year. New Center revenue by operating region increased in 2007 by $7.1 million, $12.0 million, $0.7 million and $0.5 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. New Centers include: Jane Lew, West Virginia (Appalachian), Clinton, Oklahoma (Mid-Continent), Hays, Kansas (Mid-Continent down-hole acquisition), Artesia, New Mexico (Southwest), Williston, North Dakota (Rocky Mountain down-hole acquisition), Brighton, Colorado (Rocky Mountain), and Rock Springs, Wyoming (Rocky Mountain). Brighton, Colorado and Rock Springs, Wyoming were opened late in 2007, but did not generate any 2007 revenues. Existing service center revenue by operating region increased in 2007 by $32.9 million, $8.2 million, $0.5 million, $30.0 million and $14.3 million in the Appalachian, Southeast, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. As a percentage of revenue, sales discounts increased by 4.8% in 2007 as compared to 2006 due to increased capacity and increased competition in certain of our operating regions which resulted in significant downward pricing pressure on our service prices.

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

Cost of Revenue

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

Selling, General and Administrative Expenses

SG&A expenses were $36.4 million for the year ended December 31, 2007 compared to $25.7 million for the year ended December 31, 2006, an increase of 41.5%. Approximately $3.6 million of the increase in SG&A expenses in 2007 when compared to 2006 was due to the establishment of new service centers. New service center SG&A expenses by operating region increased in 2007 by $1.0 million, $1.3 million, $0.6 million and $0.7 million in the Appalachian, Mid-Continent, Southwest and Rocky Mountain operating regions, respectively. During 2007 we hired additional personnel to manage the growth in our operations and added seven service centers. As a result of this growth, 2007 expenses for labor, office, rent and insurance expenses increased $6.6 million, $1.3 million, $0.8 million and $0.5 million, respectively. Additionally, legal and professional and vehicle expenses increased $0.3 million and $0.3 million, respectively. As a percentage of revenue, the portion of labor expenses included in SG&A expenses remained consistent at 6.0% in both 2006 and 2007. Aggregate labor expenses increased $6.6 million to $21.1 million in 2007 due to revenue growth and the establishment of seven service centers during 2007.

Operating Income and EBITDA

Operating income was $61.8 million for the year ended December 31, 2007 compared to $53.0 million for the year ended December 31, 2006, an increase of 16.6%. As a percentage of revenue, operating income decreased from 21.7% in 2006 to 17.6% in 2007. The primary reasons for this decrease were higher discounts for our services, costs incurred for the five start-up service centers, delays in opening new service centers as well as the increases in our cost of revenue and SG&A expenses as described above. These decreases were partially offset by increased drilling activity by our customers in our existing service centers. Operating income in 2007 decreased by approximately $5.0 million due to the five start-up service centers established during the year. It has been our experience that when we establish a new service center in a particular operating region, it may take from 12 to 24 months before that service center has a positive impact on the operating income that we generate in the relevant region. EBITDA increased $20.5 million in 2007 to $89.8 million. For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA as a performance measure, please see footnote 3 to “Selected Financial Data.” Net income increased $5.8 million to $37.8 million in 2007 due to increased activity levels described above.

Items Impacting Comparability of Our Financial Results

Changes in Our Legal Structure

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

In November 2008, Superior purchased the pressure pumping, fluid logistics and completion, production and rental tool assets from Diamondback Energy Holdings, LLC (“Diamondback”). In connection with the asset purchase, Superior formed SWSI Fluids, LLC to acquire the fluid logistics assets. SWSI Fluids LLC is a wholly owned subsidiary of Superior.

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

Non-cash Compensation Expense

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123R. Under this standard, companies are required to account for equity transactions using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Our results of operations for the years ended December 31, 2007 and 2008 include $2.0 million and $2.5 million, respectively, of additional compensation expense as a result of the adoption of SFAS No. 123R and its application to the restricted stock awards that we primarily granted in January 2007 and 2008.

Liquidity and Capital Resources

Prior to the completion of our initial public offering, cash generated from operations, borrowings under our existing credit facilities and funds from partner contributions were our primary sources of liquidity. Following completion of our initial public offering, we have relied on cash generated from operations, public and private offerings of debt and equity securities and borrowings under our revolving credit facility to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At December 31, 2008, we had $1.6 million of cash and cash equivalents and $116.7 million of availability under our bank credit facilities that can be used for planned capital expenditures and to make acquisitions. We believe this is adequate to meet operational and capital expenditures needs in 2009.

Financial Condition and Cash Flows

Financial Condition

Our working capital increased $49.4 million to $87.8 million at December 31, 2008 compared to December 31, 2007, primarily due to a $50.5 million increase in trade accounts receivable that resulted from higher revenue activities discussed above in “— Our Results of Operations.” In addition, inventory increased by $17.8 in 2008 due mainly to the Diamondback asset acquisition and, to a lesser extent, higher inventory levels required to service the increase in revenue activities. Higher 2008 revenue activities and the Diamondback acquisition caused accounts payable and other accrued liabilities to increase by $11.8 million and $8.4 million, respectively. Cash from operations along with draws on our revolving credit facility was used to fund capital expenditures (excluding acquisitions) totaling $90.4 million in 2008.

Cash flows from operations

Our cash flow from operations decreased $17.6 million to $51.7 million for the year ended December 31, 2008 compared to December 31, 2007, primarily due to working capital requirements arising from the Diamondback acquisition that occurred on November 18, 2008. The Diamondback acquisition required the funding of operational working capital, which was not able to be offset by accounts receivable collections because billings were outstanding for a limited time at December 31, 2008. For a detailed comparison of 2008 and 2007 operating results please see “Our Results of Operations” — “Year ended December 31, 2008 Compared to Year Ended December 31, 2007.” Working capital decreased cash flow from operations due to growth in accounts receivable, advance payments on materials for future delivery, inventory and prepaid expenses that resulted from higher revenue activities and the Diamondback acquisition. Receivables, advance payments on materials for future delivery, inventory, and prepaid expenses increased by $50.5 million, $15.0 million, $6.5 million and $1.9 million, respectively for the year ended December 31, 2008 as compared to the year ended December 31, 2007. These decreases were partially offset due to higher amounts of deferred income taxes and depreciation and amortization of $20.3 million and $41.8 million, respectively. Additionally, the decrease in cash flows from operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007, was offset due to increases in accounts payable and accrued liabilities of $13.7 million and $5.3 million, respectively.

Cash flows used in investing activities

Net cash used in investing activities increased from $128.1 million for the year ended December 31, 2007 to $174.1 million for the year ended December 31, 2008. The increase was due to the Diamondback asset acquisition. During 2008, non-acquisition related expenditures for property, plant and equipment declined from $117.8 million for the year ended December 31, 2007 to $90.4 million for the year ended December 31, 2008.

Cash flows from financing activities

Net cash provided by financing activities increased $110.9 million to $118.5 million for the year ended December 31, 2008. Superior’s revolving credit facilities funded $76 million for the Diamondback and Nuex asset acquisitions during 2008. Additionally, the revolving credit facilities were used to fund the 2008 increase in working capital discussed above in “— Financial Condition.”

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

We continually monitor new advances in pumping equipment and down-hole technology and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. For the year ended December 31, 2008, we made capital expenditures of approximately $90.4 million to purchase new and upgrade existing pumping and down-hole surveying equipment. Additionally, we purchased operating assets from Nuex Wireline, Inc. (“Nuex”) and Diamondback Energy Holdings, LLC (“Diamondback”). The Nuex assets were purchased for approximately $6.0 million in cash. Superior purchased the pressure pumping, fluid logistics and completion, production and rental tools assets from Diamondback for approximately $202.0 million. The Diamondback acquisition consideration consisted of $71.5 million in cash, $42.9 million of Series A 4% Convertible Preferred Stock ($75 million liquidation preference) and $80 million in second lien notes aggregating $194.4 million plus $7.6 million of transaction costs for a total purchase price of $202.0 million. These purchases and upgrades allow us to deploy additional services. Our 2009 capital expenditure budget is approximately $20 million. The decrease in the 2009 capital expenditure budget is due to the substantial decline in drilling rig activity which is expected to decrease the demand for our services. We plan to monitor our servicing opportunities and expect to adjust our expenditures accordingly. We plan to focus our planned 2009 capital expenditures budget on expanding our ability to service the Marcellus Shale activity in the Appalachian region, as well as expanding our nitrogen and cementing capabilities in all of our operating regions.

Given our objective of growth through organic expansions and selective acquisitions, we anticipate that we will continue to invest capital to acquire businesses and assets. We plan to continue to monitor the economic environment and demand for our services and adjust our growth as necessary. We actively consider a variety of businesses and assets for potential acquisitions, although currently we have no agreements or understandings with respect to any acquisition. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “— Our Growth Strategy.” Management believes that cash flows from operations, combined with cash and cash equivalents and borrowing under our revolving credit facility will provide us with sufficient capital resources and liquidity to manage our routine operations and fund capital expenditures that are presently projected.

The following table summarizes our contractual cash obligations as of December 31, 2008 (in thousands):

		Less Than			After 5
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

Long term and short term debt	$261,179	$5,879	$14,064	$240,616	$620
Capital leases	3,632	1,382	2,250	—	—
Operating leases	32,333	9,396	13,858	6,883	2,196
Purchase obligations	103,070	10,545	24,509	30,670	37,346

Total	$400,214	$27,202	$54,681	$278,169	$40,162

This table includes estimated future interest expense related to long-term debt and capital leases. For additional discussion related to our short and long-term obligations, see Note 5 of “Notes to Consolidated Financial Statements,” included in this Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2008.

Description of Our Indebtedness

In October 2005, we entered into a $20 million revolving credit facility with our existing lending institution, which was increased to $45.0 million in July 2008. Interest on the revolving credit facility was at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. In September 2008, the revolving credit facility was repaid with proceeds from the syndicated credit facility. The weighted average interest rate for the revolving credit facility was 3.8% during 2008.

In August 2006, we entered into a standby term loan facility with our existing lending institution. The standby term loan facility provided an additional $30 million of borrowing capacity that could be used to finance equipment purchases. Interest on the revolving credit facility was at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. In September 2008, the standby term loan facility was repaid with the proceeds from the syndicated credit facility. The weighted average interest rate for the standby term loan facility was 3.6% during 2008.

On September 30, 2008, we entered into a credit agreement (the “Credit Agreement”) evidencing a new syndicated credit facility with a syndicate of lenders and financial institutions. The syndicated credit facility matures on March 31, 2013 and provides for a $250.0 million secured revolving credit facility. The syndicated credit facility replaced our existing $45.0 million revolving credit facility and $30.0 million standby term loan facility. The interest rate on borrowings under the syndicated credit facility is set, at our option, at either LIBOR plus a spread of 1.5% to 2.5% or the prime lending rate plus a spread of 0.0% to 0.25%. The applicable spreads are based on the ratio of our “total debt” to its “EBITDA,” in each case as those terms are defined in the Credit Agreement. The weighted average interest rate for the standby term loan facility was 3.9% during 2008. At December 31, 2008, we had $127.0 million outstanding under the syndicated credit facility, $6.3 million in letters of credit outstanding and $116.7 million of available capacity.

In connection with the Diamondback asset purchase (Note 3), we issued an aggregate principal amount of $80 million second lien notes due November 2013 (“Second Lien Notes”). In connection with the issuance of the Second Lien Notes, we entered into an indenture with our subsidiaries as guarantors and the Wilmington Trust FSB, as trustee (the “Indenture”). Interest on the Second Lien Notes accrues at an initial rate of 7% per annum and the rate increases by 1% per annum on each anniversary date of the indenture. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1, commencing on January 1, 2009.

The standby syndicated credit facility and the Second Lien Notes are both secured by our cash, investment property, accounts receivable, inventory, intangibles and equipment. We are subject to certain limitations under the Credit Agreement and the Indenture, including limitations on our ability to: incur additional debt or sell assets; make certain investments, loans and acquisitions; guarantee debt; grant liens; enter into transactions with affiliates; engage in other lines of business; and pay dividends and distributions. Both the Credit Agreement and the Indenture contain a total debt to EBITDA ratio and an interest coverage ratio as specified in the respective agreements. At

December 31, 2008, we were in compliance with the financial covenants required under the Credit Agreement and the Indenture.

At December 31, 2008, we had $1.2 million of other indebtedness, collateralized by specific buildings and equipment.

Accounting standards not yet adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS 157, and SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. We are currently evaluating the impact of adopting the provisions of SFAS 157; however, we do not expect it to have an effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” a replacement of SFAS No. 141 (“SFAS 141R”). This statement replaces SFAS 141 to establish accounting and reporting standards for business combinations in the first annual reporting period beginning after December 15, 2008. Early adoption of this statement is prohibited. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. Upon its adoption on January 1, 2009, non-controlling interests will be classified as equity in the Superior financial statements. We are currently evaluating the impact of adopting SFAS 141R.

In March 2008, the FASB affirmed the consensus of FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-a”) which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuer’s of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of adopting FSP APB 14-a.

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

Revenue Recognition

Our revenue is comprised principally of service revenue. Product sales represent approximately 1% of total revenues. Services and products are generally sold based on fixed or determinable pricing agreements with the customer and generally do not include rights of return. Service revenue is recognized, net of discount, when the services are provided and collectibility is reasonably assured. Generally our services performed for customers are completed at the customer’s site within one day. We recognize revenue from product sales when the products are delivered to the customer and collectibility is reasonably assured. Products are delivered and used by our customers in connection with the performance of our cementing services. Product sale prices are determined by published price lists provided to our customers.

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

Property, Plant and Equipment

Our property, plant and equipment are carried at cost and are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements, range from 5 to 15 years for disposal wells and equipment and range from 5 to 10 years for equipment and vehicles. The estimated useful lives may be adversely impacted by technological advances, unusual wear or by accidents during usage. Management routinely monitors the condition of equipment. Historically, management has not changed the estimated useful lives of our property, plant and equipment and presently does not anticipate any significant changes to those estimates. Repairs and maintenance costs, which do not extend the useful lives of the asset, are expensed in the period incurred.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), no amortization is recorded for goodwill and /or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. We perform our goodwill impairment test annually, or more frequently, if an event or circumstances would give rise to an impairment indicator. Our goodwill impairment test is performed at the business segment levels, technical services and fluid logistics, as they represent our reporting units. Per SFAS 142, the impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill, and uses a future cash analysis based on the estimates and assumptions for our long-term business forecast. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is deemed to be not impaired. If the fair value of a reporting unit is less than its carrying amount, the second step of the goodwill impairment test is performed to determine the impairment loss, if any. This second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill, and if the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that goodwill, an impairment loss is recorded for the difference. Any impairment charge would reduce earnings. For the years ended December 2006, 2007 and 2008, the fair value of our reporting units exceeded their carrying amount, thus no impairment charge was recorded.

At December 31, 2008, our intangible assets consisted of $31.7 million of goodwill and $10.1 million of customer relationships, trade names and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the years ended December 31, 2006, 2007 and 2008, we recorded amortization expense of $345,000, $805,000 and $1,138,000, respectively.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. Our results of operations for the years ended December 31, 2006, 2007 and 2008 include $1,740,000, $1,961,000 and $2,522,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R. We had no stock based compensation prior to 2006.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” and similar expressions, as they relate to us and our management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth below, under the heading “Risk Factors” and elsewhere within this Annual Report on Form 10-K:

•	a decrease in domestic spending by the oil and natural gas exploration and production industry;

•	a decline in or substantial volatility of natural gas and crude oil commodity prices;

•	current weaknesses in the credit and capital markets and lack of credit availability;

•	overcapacity and competition in our industry;

•	unanticipated costs, delays and other difficulties in executing our growth strategy, including difficulties associated with the integration of the Diamondback acquisition;

•	the loss of one or more significant customers;

•	the increased credit risk of our customers;

•	the loss of or interruption in operations of one or more key suppliers;

•	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk.  We are exposed to changes in interest rates as a result of our floating rate borrowings, each of which have variable interest rates based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of December 31, 2007 and December 31, 2008 would result in an increase in interest expense and a corresponding decrease in net income, of less than $0.1 million and $1.3 million annually, respectively.

Concentration of Credit Risk.  Substantially all of our customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Two customers individually accounted for 14% and 12% in 2006, 12% and 9% in 2007 and 13% and 9% in 2008 of our revenue. Eight customers accounted for 45%, 42% and 44% of our revenue for the years ended December 31, 2006, 2007 and 2008, respectively. At December 31, 2008, one customer accounted for 17% and eight customers accounted for 51% of our accounts receivable.

Commodity Price Risk.  Our fuel and material purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation, nitrogen and cementing services such as frac sand, cement and nitrogen. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Historically we were generally able to pass along price increases to our customers, due to pricing commitments and the timing of our marketing and bidding cycles there is generally a delay of several weeks or months from the time that we incur a price increase until the time that we can pass it along to our customers. Given the current economic conditions and the decline in the overall demand for certain types of our services we may be unable to pass these price increases on to our customers.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria. The Company has excluded Diamondback from its Report on Internal Control over Financial Reporting for fiscal 2008 due to the timing of the closing date of the acquisition on November 18, 2008 and the expectation that internal control over financial reporting related to Diamondback will be changed to conform with our internal control over financial reporting in 2009. The effectiveness of our internal control over financial reporting has been audited by Schneider Downs & Co., Inc., our independent registered public accounting firm, as stated in their report, which is included herein.

By:	/s/ David E. Wallace	By:	/s/ Thomas W. Stoelk

	David E. Wallace		Thomas W. Stoelk
	Chief Executive Officer		Chief Financial Officer

Indiana, Pennsylvania
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Superior Wells Services, Inc.

We have audited the accompanying consolidated balance sheets of Superior Well Services, Inc. (Superior) as of December 31, 2008 and 2007, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In addition, our audit included the financial statement schedule listed in the index at Item 15 (b) (Schedule II). We also have audited Superior’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Superior’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Superior’s internal control over financial reporting based on our audits.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over the business acquired from Diamondback Holdings, LLC (Diamondback), which acquired assets, assumed liabilities, and operations are included in the consolidated balance sheet of Superior as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Diamondback acquired assets constituted approximately 36.6% of consolidated assets as of December 31, 2008, and 5.0% and 4.9% of consolidated revenue and income from continuing operations before income taxes, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Diamondback because of the timing of the acquisition which was completed on November 18, 2008 and the expectation that the internal control over financial reporting related to Diamondback will be changed to conform to Superior’s internal control over financial reporting in 2009. Our audit of internal control over financial reporting of Superior also did not include an evaluation of the internal control over financial reporting of Diamondback.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Superior maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
March 12, 2009

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2008
	(In thousands, except
	per share data)

Current Assets:
Cash and cash equivalents	$5,510	$1,637
Trade accounts receivable, net of allowance of $1,629 and $2,755, respectively	54,002	104,549
Inventories	9,933	27,781
Prepaid expenses and other current assets	1,027	3,860
Assets held for sale	—	1,440
Advances on materials for future delivery	—	3,732
Income taxes receivable	3,722	1,934
Deferred income taxes	1,827	3,746

Total current assets	76,021	148,679
Property, plant and equipment, net	240,863	453,990
Goodwill	5,850	31,726
Intangible assets, net of accumulated amortization of $1,815 and $2,953, respectively	3,242	10,120
Deferred income taxes	366	530
Other assets	745	13,185

Total assets	$327,087	$658,230

Current Liabilities:
Accounts and construction payable-trade	$31,497	$43,330
Current portion of long-term obligations	390	1,291
Advance payments on servicing contracts	70	405
Accrued wages and health benefits	2,126	5,481
Other accrued liabilities	3,546	10,370

Total current liabilities	37,629	60,877
Long-term debt	9,165	208,042
Deferred income taxes	26,694	49,082
Long-term capital leases	—	2,171
Asset retirement obligation	—	443
Stockholders’ Equity:
Preferred stock, non-voting, par $0.01 per share, 10,000,000 shares authorized Series A 4% Convertible Preferred stock, non-voting, 75,000 shares issued at December 31, 2008 (liquidation preference $75 million)	—	1
Common stock, voting, par $.01 per share, 70,000,000 shares authorized, 23,474,552 and 23,620,578 shares issued at December 31, 2007 and 2008, respectively	234	236
Additional paid-in capital	184,432	229,741
Retained earnings	68,933	107,637

Total stockholders’ equity	253,599	337,615

Total liabilities and stockholders’ equity	$327,087	$658,230

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2007	2008

Revenue	$244,626	$350,770	$520,889
Cost of revenue	165,877	252,539	406,044

Gross profit	78,749	98,231	114,845
Selling, general and administrative expenses	25,716	36,390	45,702

Operating income	53,033	61,841	69,143
Interest expense	(478)	(282)	(2,834)
Other income (expense)	159	766	(135)

Income before income taxes	52,714	62,325	66,174
Income taxes
Current	16,033	14,110	7,058
Deferred	4,758	10,460	20,304

	20,791	24,570	27,362

Net income before dividends on preferred stock	31,923	37,755	38,812

Dividends on preferred stock	—	—	(108)
Net income available to common stockholders	$31,923	$37,755	$38,704

Earnings per common share:
Basic	$1.63	$1.63	$1.67

Diluted	$1.63	$1.63	$1.64

Weighted average shares outstanding-basic	19,568,749	23,100,402	23,150,463
Weighted average shares outstanding-diluted	19,568,749	23,195,914	23,661,608

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Superior Well Services, Inc.
			Additional	Retained
	Preferred	Common	Paid-in	Earnings
	Stock	Stock	Capital	(Deficit)	Total
	(In thousands)

BALANCE, DECEMBER 31, 2005	$—	$194	$91,944	$(745)	$91,393
Net income				31,923	31,923
Issuance of restricted stock awards		3	286		289
Share-based compensation			1,740		1,740
Issuance of common stock in connection with initial public offering		37	88,522		88,559

BALANCE, DECEMBER 31, 2006	—	234	182,492	31,178	213,904
Net income				37,755	37,755
Issuance of restricted stock awards		1	135		136
Restricted stock retired		(1)	(156)		(157)
Share-based compensation			1,961		1,961

BALANCE, DECEMBER 31, 2007	—	234	184,432	68,933	253,599
Net income				38,812	38,812
Issuance of preferred stock in connection with acquisition, net of offering expenses	1		42,844		42,845
Issuance of restricted stock awards		2	175		177
Restricted stock retired			(232)		(232)
Share-based compensation			2,522		2,522
Preferred stock dividends				(108)	(108)

BALANCE, DECEMBER 31, 2008	$1	$236	$229,741	$107,637	$337,615

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Cash flows from operations:
Net income	$31,923	$37,755	$38,812
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	4,758	10,460	20,304
Depreciation and amortization	14,453	25,277	41,806
Loss on disposal of equipment	224	302	221
Stock-based compensation	1,740	1,961	2,522
Changes in assets and liabilities:
Trade accounts receivable	(23,944)	(6,677)	(50,471)
Advance on materials for future delivery	—	—	(14,992)
Inventory	(3,190)	(2,982)	(6,461)
Prepaid expenses and other assets	249	(119)	(1,931)
Income tax receivable	—	(3,722)	1,788
Accounts payable	6,220	7,759	13,717
Income taxes payable	542	(542)	—
Advance payments on servicing contracts	324	(733)	335
Accrued wages and health benefits	621	664	2,393
Other accrued liabilities	2,029	(100)	3,663

Net cash provided by operations	35,949	69,303	51,706
Cash flows from investing:
Expenditure for property, plant and equipment, net of construction payables	(69,816)	(117,774)	(90,424)
Acquisition of businesses, net of cash acquired	(9,150)	(9,931)	(84,242)
Purchase of short-term investments	—	(18,967)	—
Proceeds from sales of short-term investments	—	18,967	—
Proceeds (expenditures) for other assets	(15)	(429)	(1,183)
Proceeds from sale of property, plant and equipment	79	34	1,789

Net cash used in investing	(78,902)	(128,100)	(174,060)
Cash flows from financing:
Principal payments on long-term debt	(27,019)	(52,274)	(212,276)
Proceeds from long-term borrowings	27,111	59,850	330,920
Net proceeds from common stock offerings	88,559	—	—
Issuance/retirement of restricted stock, net	289	(21)	(55)
Payment of preferred dividends	—	—	(108)

Net cash provided by financing	88,940	7,555	118,481

Net increase (decrease) in cash and cash equivalents	45,987	(51,242)	(3,873)
Cash and cash equivalents, beginning of period	10,765	56,752	5,510

Cash and cash equivalents, end of period	$56,752	$5,510	$1,637

Supplemental disclosure of cash flow data:
Interest paid	$437	$292	$1,000
Income taxes paid	$15,008	$18,262	$5,270
Equipment acquired through seller financed debt	$450	$—	$—
Second lien notes issued in acquisition	$—	$—	$80,000
Preferred stock issued in acquisition	$—	$—	$42,945

The accompanying notes are an integral part of these consolidated financial statements

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

In November 2008, Superior purchased the pressure pumping, fluid logistics and completion, production and rental tool assets of Diamondback Energy Holdings, LLC (“Diamondback”). In connection with the asset purchase, Superior formed SWSI Fluids, LLC to acquire the fluid logistics assets. SWSI Fluids LLC is a wholly owned subsidiary of Superior.

Superior provides a wide range of well services to oil and gas companies, that include technical pumping, down-hole surveying, fluid logistics and completion, production and rental tool services, in many of the major oil and natural gas producing regions of the United States.

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

The accompanying consolidated financial statements include the accounts of Superior and its wholly-owned subsidiaries Superior Well, Superior GP and SWSI Fluids LLC. Superior Well and Bradford (“Partnerships”), prior to the effective date of the Contribution Agreement, were entities under common control arising from common direct or indirect ownership of each. The transfer of the Partnerships assets and liabilities to Superior (see Note 1) represented a reorganization of entities under common control and was accounted for at historical cost. Prior to the reorganization, the Partnerships were not subject to federal and state corporate income taxes

Estimates and Assumptions

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

Trade Accounts Receivable

Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly regional, independent natural gas and oil companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account. For the years ended December 31, 2006, 2007 and 2008, Superior recorded a provision for uncollectible accounts receivable of $637,600, $857,100 and $1,021,900, respectively.

Assets held for sale

Superior classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When management identifies an asset held for sale, Superior estimates the net selling price of such an asset. If the net selling price is less than the carrying amount of the asset, a reserve for loss is established. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers. At December 31, 2008, Superior identified $1.4 million of assets held for sale. These assets were part of the Diamondback asset purchase (Note 3) and generated no income from operations after their November 2008 acquisition.

Advances on Material for Future Delivery

In October 2008, Superior entered into a take-or-pay contract with Preferred Rocks USS, Inc. to purchase fracturing sand beginning in November 2008 through December 2015. In connection with the take-or-pay contract Superior advanced $15 million for materials that will be delivered in the future. The advance on materials for future delivery will be used to offset future purchase commitments under the take-or-pay contract. At December 31, 2008, the portion of the advance expected to offset future purchases within the next twelve months amounted to $3.7 million and is reflected in current assets. Other Assets includes $11.3 million for advances expected to offset future purchases after one year.

Property, Plant and Equipment

Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements, range from 5 to 15 years for disposal wells and related equipment and range from 5 to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $14,108,000, $24,472,000 and $40,590,000 in 2006, 2007 and 2008, respectively.

Repairs and maintenance costs that do not extend the useful lives of the asset are expensed in the period incurred. Gain or loss resulting from the retirement or other disposition of assets is included in income.

Superior reviews long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. The review consists of comparing the carrying value of the assets with the assets’ expected future undiscounted cash flows. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the assets and their eventual dispositions are less than the assets’ carrying value. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions.

Revenue Recognition

Superior’s revenue is comprised principally of service revenue. Product sales represent approximately 1% of total revenues. Services and products are generally sold based on fixed or determinable pricing agreements with the customer and generally do not include rights of return. Service revenue is recognized, net of discount, when the services are provided and collectibility is reasonably assured. Generally, Superior’s services performed for customers are completed at the customer’s site within one day. Superior recognizes revenue from product sales when the products are delivered to the customer and collectibility is reasonably assured. Products are delivered and used by our customers in connection with the performance of our cementing services. Product sale prices are determined by published price lists provided to our customers.

Inventories

Inventories, which consist principally of materials consumed in Superior’s services provided to customers, are stated at the lower of cost or market using the specific identification and, the first-in, first-out methods.

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

Income Taxes

Superior accounts for income taxes in accordance with the provisions of Statements of Financial Accounting Standards (‘‘SFAS”) No. 109, “Accounting for Income Taxes” (SFAS 109”). This statement requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in Superior’s financial statements or tax returns. Using this method, deferred tax liabilities and assets were determined based on the difference between the financial carrying amounts and tax bases of assets and liabilities using enacted tax rates. Prior to becoming wholly-owned subsidiaries of Superior, the Partnerships were not taxable entities for federal or state income tax purposes and, accordingly, were not subject to federal or state corporate income taxes.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48, as amended May 2007 by FASB Staff Position FIN 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48,” prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in financial statements. The adoption of FIN 48 did not have any impact on Superior’s total liabilities or stockholders’ equity. Superior’s balance sheets at December 31, 2007 and 2008 do not include any liabilities associated with uncertain tax positions; further Superior has no unrecognized tax benefits that if recognized would change the effective tax rate.

We file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. We are not subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. Superior classifies interest related to income tax expense in interest expense and penalties in general and administrative expense. Interest and penalties for the years ended December 2007 and 2008 were insignificant in each period. We are subject to U.S. Federal income tax examinations for the years after 2005 and we are subject to various state tax examinations for years after 2005.

Asset Retirement Obligations

Superior has an obligation to plug and abandon its disposal wells at the end of their operations. Superior records the fair value of an asset retirement obligation as a liability in the period in which it incurs legal obligation associated with the retirement of the assets and capitalizes an equal amount as a cost of the assets, depreciating it over the life of the assets. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets and settlements of obligations. In November 2008, the asset retirement obligation was assumed through the Diamondback asset purchase. Accretion expense in 2008 was insignificant.

Fair Value of Financial Instruments

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). This statement permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We adopted SFAS 159 on January 1, 2008 and did not elect to apply the fair value method to any eligible assets or liabilities at that time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, we adopted, without material impact on our consolidated financial statements, the provisions of SFAS 157 related to financial assets and liabilities.

SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	quoted prices in active markets for identical assets or liabilities;

Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	unobservable inputs for the asset or liability, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Superior’s financial instruments are not held for trading purposes.

Acquisitions

Assets acquired in business combinations were recorded on Superior’s consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by Superior have been included in Superior’s consolidated statements of income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying net assets acquired, including other intangible assets was allocated to goodwill. In certain circumstances, the allocations are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information. Revisions to the fair values, will be recorded by us as further adjustments to the purchase price allocations.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), no amortization is recorded for goodwill and /or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. We perform our goodwill impairment test annually, or more frequently, if an event or circumstances would give rise to an impairment indicator. Our goodwill impairment test is performed at the business segment levels, technical services and fluid logistics, as they represent our reporting units. Per SFAS 142, the impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill, and uses a future cash analysis based on the estimates and assumptions for our long-term business forecast. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is deemed to be not impaired. If the fair value of a reporting unit is less than its carrying amount, the second step of the goodwill impairment test is performed to determine the impairment loss, if any. This second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill, and if the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that goodwill, an impairment loss is recorded for the difference. Any impairment charge would reduce earnings. For the years ended December 2006, 2007 and 2008, the fair value of our reporting units exceeded their carrying amount, thus no impairment charge was recorded.

Superior’s intangible assets consist of $31.7 million of goodwill and $10.1 million of customer relationships, trade names and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the years ended December 31, 2006, 2007 and 2008, Superior recorded amortization expense of $345,000, $805,000 and $1,138,000, respectively. The estimated amortization expense for the five succeeding years approximates $2,380,000, $2,371,000, $2,220,000, $1,768,000 and $1,404,000 for 2009, 2010, 2011, 2012 and 2013, respectively.

Concentration of Credit Risk

Substantially all of Superior’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Two customers individually accounted for 14% and 12% in 2006, 12% and 9% in 2007 and 13% and 9% in 2008 of our revenue. Eight customers accounted for 45%, 42% and 44% of our revenue for the years ended December 31, 2006, 2007 and 2008, respectively. At December 31, 2008, one customer accounted for 17% and eight customers accounted for 51% of Superior’s accounts receivable.

Stock Based Compensation

Effective January 1, 2006, Superior adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. The years ended December 31, 2006, 2007 and 2008 includes $1,740,000, $1,961,000 and $2,522,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R. Superior had no stock based compensation prior to 2006.

Weighted average shares outstanding

The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding. For the three months and year ended December 31, 2008, net income was reduced by $108,000 of preferred dividend payments to arrive at net income available to common stockholders. Diluted per share information is calculated by also considering the impact of restricted common stock on the weighted average number of shares outstanding.

Although the restricted shares are considered legally issued and outstanding under the terms of the restricted stock agreement, they are still excluded from the computation of basic earnings per share. Once vested, the shares are included in basic earnings per share as of the vesting date. Superior includes unvested restricted stock with service conditions in the calculation of diluted earnings per share using the treasury stock method. Assumed proceeds under the treasury stock method would include unamortized compensation cost and potential windfall tax benefits. If dilutive, the stock is considered outstanding as of the grant date for diluted earnings per share computation purposes. If anti-dilutive, it would be excluded from the diluted earnings per share computation. 46,086 restricted shares were considered to be dilutive for the three months ended December 31, 2007. The restricted shares were anti-dilutive for the three month periods ended December 31, 2006 and 2008. 95,512 and 150,489 restricted shares were considered to be dilutive for the year ended December 31, 2007 and 2008. The restricted shares were anti-dilutive for the year ended December 31, 2006.

Additionally, we account for the effect of Convertible Preferred Stock in the diluted earnings per share calculation using the “if converted” method. Under this method, the $75 million of Convertible Preferred Stock is assumed to be converted to common shares at the conversion price of $25.00, which equals 3 million “if converted” shares. The number of “if-converted” shares is weighted for the number of days outstanding in the period, 44 days in 2008, to arrive at the number of “if-converted” shares for the three months and year ended December 31, 2008.

Therefore, this equates to 1,434,783 and 360,656 of “if-converted” shares for the three months and year ended December 31, 2008, respectively. Superior did not have Convertible Preferred Stock outstanding in 2006 and 2007, so there were no “if-converted” shares to account for during those periods.

Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS 157, and SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. We are currently evaluating the impact of adopting the provisions of SFAS 157; however, we do not expect it to have an effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the loss of control of a subsidiary. Upon its adoption on January 1, 2009, any noncontrolling interests would be classified as equity in the Superior financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring net income to include the net income for both the parent and the noncontrolling interest, with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The provisions of this standard must be applied retroactively upon adoption. We are currently evaluating the impact of adopting SFAS 160; however, we do not expect it to have an effect on our consolidated financial statements.

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

In March 2008, the FASB affirmed the consensus of FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement )” (“FSP APB 14-a”), which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuer’s of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of adopting FSP APB 14-a.; however, we do not expect it to have an effect on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 and other U.S. generally accepted accounting principles. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of adopting FSP No. FAS 142-3; however, we do not expect it to have an effect on our consolidated financial statements.

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

3.	Business Combinations

Assets acquired in business combinations were recorded on Superior’s consolidated balance sheets as of the date of the respective acquisition based upon their estimated fair values at such dates. The results of operations of businesses acquired by Superior have been included in Superior’s consolidated statements of income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying net assets acquired, including identifiable intangible assets was allocated to goodwill. When appropriate, we engage third-party appraisal firms to assist in fair value determination of equipment, identifiable intangible assets and any other significant assets or liabilities and the determination of the fair-value of non-cash consideration that may be issued to seller. In certain circumstances, the allocations are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information. Revisions to the fair values, will be recorded by us as further adjustments to the purchase price allocations.

Acquisitions During the Year ended December 31, 2007:

In February 2007, Superior purchased substantially all the operating assets of ELI Wireline Services, Inc. (“ELI”) for approximately $7.9 million in cash. ELI provides open hole services and cased hole completion services. The operating assets include three cased hole trucks, three open hole trucks, two cavern storage logging units with sonar calipers and various tools and logging systems that are compatible with Superior’s existing systems. The acquired assets were integrated into Superior’s Mid-Continent operations and expand our presence in Kansas, Oklahoma and Nebraska. ELI’s purchase cost included $4.3 million, $2.0 million and $1.6 million of property, plant and equipment, goodwill and intangible assets, respectively. No pro forma information has been provided as the acquisition was not significant.

In November 2007, Superior purchased substantially all the operating assets of Madison Wireline Services, Inc. (“Madison”) in Williston, North Dakota for approximately $3.0 million in cash. Included in the acquisition were four cased-hole trucks suitable for cased-hole completion and various tools and logging systems that are compatible with Superior’s existing systems. The acquired operations were integrated into Superior’s Rocky Mountain operations and expanded our national footprint into North Dakota, South Dakota and Montana. No pro forma information has been provided as the acquisition was not significant.

Acquisitions During the Year ended December 31, 2008:

In July 2008, Superior purchased substantially all the operating assets of Nuex Wireline, Inc. (“Nuex”) for approximately $6.0 million in cash and potential payments of up to $1.5 million over a three-year period pursuant to an earnout arrangement. Nuex provides cased hole completion services. The operating assets included five cased hole trucks and various tools and logging systems that are compatible with Superior’s existing systems. Superior retained all of Nuex’s sixteen employees. The acquired operations were integrated into Superior’s Rocky Mountain operations, which expands our presence in Brighton, Colorado. Nuex’s purchase cost was allocated as follows: $1.5 million, $3.6 million and $0.9 million to property, plant and equipment, goodwill and intangible assets, respectively. No pro forma information has been provided as the acquisition was not significant.

In November 2008, Superior purchased the pressure pumping, fluid logistics and completion, production and rental tools business lines from Diamondback Energy Holdings, LLC (“Diamondback”) for approximately $202.0 million. The acquisition consideration consisted of $71.5 million in cash, $42.9 million of Series A 4% Convertible Preferred Stock ($75 million liquidation preference) (Preferred Stock) with a perpetual term and $80 million in Second Lien Notes aggregating $194.4 million plus $7.6 million of transaction costs for a total purchase price of $202.0 million. Each share of Preferred Stock is entitled to a liquidation preference of $1,000 per share and is convertible into 40 shares of common stock subject to adjustment (representing a conversion price of $25 per share based on the liquidation preference). The fair value of the Preferred Stock was estimated using quotes obtained from an investment bank that used a convertible valuation tool used by investment banks, convertible investors and other market participants to value equity-linked securities. The Second Lien Notes are due in November 2013 and are pre-payable without penalty at the Company’s option. The interest rate on the Second Lien Notes is initially set at 7% and escalates 1% annually. The fair value of the second lien notes was estimated by using Standard & Poors leveraged loan composite indices with similar terms and maturity. As part of the acquisition, Superior acquired 128,000 horsepower, 105 transports and trucks, 400 frac tanks and six water disposal wells. The assets that Superior purchased from Diamondback are operating in the Anadarko, Arkoma, and Permian Basins, as well as the Barnett Shale, Woodford Shale, West Texas, Southern Louisiana and Texas Gulf Coast thus expanding our presence in the Mid-Continent and Southwest regions.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in connection with Diamondback acquisition. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed (dollars in thousands):

Property, plant & equipment	$165,165
Inventory and other current assets	12,364
Trade names	4,240
Customer relationships	2,800
Goodwill	22,294
Accrued paid time off	(1,018)
Capital lease obligations	(3,434)
Asset retirement obligation	(443)

Net assets acquired	$201,968

The amount of goodwill that is expected to be deductible for tax purposes is $22.3 million.

We calculated the unaudited pro forma impact of the assets we acquired from Diamondback on our operating results for the years ended December 31, 2007 and 2008. The following unaudited pro forma results give effect to Diamondback acquisition, assuming that it had occurred on January 1, 2007 and 2008, as applicable.

We derived the unaudited pro forma results of these acquisitions based upon historical financial information obtained from the sellers and certain management assumptions. In addition, we assumed debt service costs related to these acquisitions based upon the actual cash investments, calculated at a rate of 3.9% per annum, plus an assumed tax expense calculated at our effective tax rate for the years ended December 31, 2007 and 2008.

The following unaudited pro forma results do not purport to be indicative of the results that would have been obtained had the transactions described above been completed on the indicated dates or that may be obtained in the future (in thousands, except per share data).

	Year Ended December 31,
	2007	2008

Revenues	$565,255	$758,536
Income from continuing operations	$72,145	$85,477
Net income	$43,704	$50,133
Per share data:
Income from continuing operations-basic	$3.12	$3.69
Income from continuing operations-diluted	$2.75	$3.25
Net income-basic	$1.76	$2.04
Net income-diluted	$1.67	$1.91

Superior does not believe the unaudited pro forma effect of the remainder of the acquisitions completed in 2007 or 2008 is material, either individually or when aggregated, to the reported results of operations.

4.	Property, Plant and Equipment

Property, plant and equipment at December 31, 2007 and 2008 consisted of the following:

	December 31, 2007	December 31, 2008
	(In thousands)

Property, Plant and Equipment:
Land	$420	$453
Building and improvements	4,776	16,621
Equipment and vehicles	266,444	500,101
Disposal wells and equipment	—	8,764
Construction in progress	29,814	28,065

	301,454	554,004
Accumulated depreciation	(60,591)	(100,014)

Total property, plant and equipment, net	$240,863	$453,990

5.	Short and Long-term Obligations

Debt

In October 2005, Superior entered into a $20.0 million revolving credit facility with its existing lending institution, which was increased to $45.0 million in July 2008. Interest on the revolving credit facility was at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. In September 2008 the revolving credit facility was repaid with proceeds from a syndicated credit facility, described in the second following paragraph. The weighted average interest rate for the revolving credit facility was 3.8% during 2008.

In August 2006, Superior entered into a standby term loan facility with its existing lending institution. The standby term loan facility provided an additional $30.0 million of borrowing capacity that could be used to finance equipment purchases. Interest on the revolving credit facility was at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. In September 2008 the standby term loan facility was repaid with the proceeds from a syndicated credit facility, described in the following paragraph. The weighted average interest rate for the standby term loan facility was 3.6% during 2008.

On September 30, 2008, Superior entered into a credit agreement (the “Credit Agreement”) evidencing a new syndicated credit facility (the “Syndicated Credit Facility”) with a syndicate of lenders and financial institutions. The Syndicated Credit Facility matures on March 31, 2013 and provides for a $250.0 million secured revolving credit facility. The Syndicated Credit Facility replaces the Company’s $45.0 million revolving credit facility and $30.0 million standby term loan facility. Borrowings under the Credit Agreement are secured by substantially all of the Company’s business assets. The interest rate on borrowings under the Credit Agreement is set, at the Company’s option, at either LIBOR plus a spread of 1.5% to 2.5% or the prime lending rate plus a spread of 0.0% to 0.25%. The applicable spreads are based on the ratio of the Company’s “total debt” to its “EBITDA,” in each case as those terms are defined in the Credit Agreement. Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets; make certain investments, loans and acquisitions; guarantee debt; grant liens; enter into transactions with affiliates; engage in other lines of business; and pay dividends and make distributions. The Company is also subject to financial covenants which include a total debt to EBITDA ratio and an interest coverage ratio. These covenants are subject to a number of exceptions and qualifications set forth in the Credit Agreement. At December 31, 2008, Superior had $127.0 million outstanding under the syndicated credit facility, $6.3 million in letters of credit outstanding and $116.7 million of available capacity. Borrowing under our Syndicated Credit Facility is secured by our cash, investment property, accounts receivable, inventory, intangibles and equipment. The syndicated credit facility contains leverage ratio and fixed charge coverage ratio covenants. At December 31, 2008, we were in compliance with the financial covenants required under our Syndicated Credit Facility. The weighted average interest rate for the standby term loan facility was 3.9% during 2008.

In connection with the Diamondback asset purchase (Note 3), Superior issued an aggregate principal amount of $80 million second lien notes due November 2013 (“Second Lien Notes”). The Second Lien Notes are secured by a second priority lien on the assets secured by the Syndicated Credit Facility. In connection with the issuance of the Second Lien Notes, Superior entered into an Indenture (the “Indenture”), among Superior, its subsidiaries (the “Guarantors”) and the Wilmington Trust FSB, as trustee (the “Trustee”). Under the Second Lien Notes indenture, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets; make certain investments, loans and acquisitions; guarantee debt; grant liens; enter into transactions with affiliates; engage in other lines of business; and pay dividends and make distributions. The Company is also subject to financial covenants which include a total debt to EBITDA ratio and an interest coverage ratio. These covenants are subject to a number of exceptions and qualifications set forth in the Second Lien Notes indenture. Interest on the Second Lien Notes accrues at an initial rate of 7% per annum and the rate increases by 1% per annum on each anniversary date of the indenture. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1, commencing on January 1, 2009. At December 31, 2008, we were in compliance with the financial covenants required under our Second Lien Notes indenture.

Long-term debt at December 31, 2007 and 2008 consisted of the following (amounts in thousands):

	2007	2008

Syndicated credit facility with interest rates at either LIBOR plus a spread of 1.5-2.5% or the prime lending rate plus a spread of 0-0.25% due March 2013, collateralized by cash, investment property, accounts receivable, inventory, intangibles and equipment	$—	$127,000
Second lien notes due November 2013 with an initial interest rate of 7.0% per annum which increases 1% per annum on the anniversary date of the indenture, collateralized by a second priority lien on the Company’s assets secured by the Syndicated Credit Facility		80,000
Revolving credit facility with interest rates at LIBOR plus a spread of 1-1.25% due October 2009, collateralized by accounts receivable, inventory and equipment	7,957	—
Mortgage notes payable to a bank with interest at the bank’s prime lending rate minus 1%, payable in monthly installments of $8,622 plus interest through January 2021, collateralized by real property	1,221	1,109
Note payable to sellers with an interest rate of 7% due through September 2008, collateralized by equipment	233	—
Notes payable to sellers with nominal interest rates due through December 2010, collateralized by specific buildings and equipment	144	90

	9,555	208,199
Less — Payments due within one year	390	157

Total.	$9,165	$208,042

Principal payments required under our long-term debt obligations during the next five years and thereafter are as follows: 2009-$157,000, 2010-$126,000, 2011-$103,000, 2012-$103,000, 2013-$207,103,000 and thereafter $608,000.

Capital Lease Obligations

In connection with the Diamondback asset purchase (Note 3), Superior recorded capital leases on equipment that extend through 2011. Assets held under capital leases totaling $3.1 million net book value are included in property, plant and equipment within the equipment and vehicles asset class. Amortization of assets recorded under capital leases is reported in depreciation, amortization and accretion expense.

Future minimum lease payments under capital leases as of December 31, 2008 are (amounts in thousands):

2009	$1,382
2010	1,961
2011	289

Total minimum payments	3,632
Less amounts representing interest	327

Total obligation under capital leases	3,305
Less current portion	1,134

Long-term portion	$2,171

6.	Stockholders’ equity

Common Stock

We are authorized to issue 70,000,000 shares of common stock, $0.01 par value per share, of which 23,474,552 and 23,620,578 shares of common stock were outstanding as of December 31, 2007 and 2008, respectively. All of our currently outstanding shares of common stock are listed on the NASDAQ Global Select Market under the symbol “SWSI”.

Subject to the rights of the holders of any outstanding shares of preferred stock, each share of common stock is entitled to: (i) one vote on all matters presented to the stockholders, with no cumulative voting rights; (ii) receive such dividends as may be declared by the Board of Directors out of funds legally available therefore; and (iii) in the event of our liquidation or dissolution, share ratably in any distribution of our assets.

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

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, $0.01 par value per share, of which 75,000 shares of preferred stock were outstanding at December 31, 2008. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our Board of Directors. The Board may fix the number of shares constituting each series and increase or decrease the number of shares of any series.

In November 2008, we issued 75,000 shares of Series A 4% Convertible Preferred Stock (“Series A”) in connection with the Diamondback asset purchase. The Series A is perpetual and ranks senior to our common stock with respect to payment of dividends, and amounts upon liquidation, dissolution or winding up. As of December 31, 2008, 75,000 shares of a Series A 4% Convertible Preferred Stock were outstanding.

Dividends

Series A preferred stockholders are entitled to receive, when, as and if declared by the Board of Directors out of our assets legally available therefore, cumulative cash dividends at the rate per annum of $40.00 per share of Series A Preferred Stock. Dividends on the Series A Preferred Stock are payable quarterly in arrears on December 1, March 1, June 1 and September 1 of each year (and, in the case of any undeclared and unpaid dividends, at such additional times and for such interim periods, if any, as determined by the Board of Directors), at such annual rate. Dividends are cumulative from the date of the original issuance of the Series A Preferred Stock, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends.

Beginning on December 1, 2008, we have declared and paid the regularly scheduled dividend on outstanding preferred stock.

Liquidation Preference

The Series A preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $1,000 per share (“Liquidation Value”) plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series A preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series A preferred stock. As of December 31, 2008, our Series A preferred stock had a liquidation preference of $75.1 million.

Redemption

The Series A Preferred Stock is redeemable at any time on or after November 18, 2013 and the Company, at its option, may redeem any or all at 101% of the Liquidation Value, plus, all accrued dividends with respect thereto to the redemption. The redemption price is payable in cash.

Voting Rights

Except as otherwise from time to time required by applicable law or upon certain events of preferred default, as defined, the Series A preferred stockholders have no voting rights and their consent is not required for taking any corporate action. When and if the Series A preferred stockholders are entitled to vote, each holder will be entitled to one vote per share.

Conversion

Each share of Series A preferred stock is convertible, in whole or in part at the option of the holders thereof, into shares of common stock at a conversion price of $25.00 per share of common stock (equivalent to a conversion rate of 40 shares of common stock for each share of Series A preferred stock), representing 3,000,000 common shares at December 31, 2008. The right to convert shares of Series A preferred stock called for redemption will terminate at the close of business on the day preceding a redemption date.

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

During 2006, Superior granted restricted common stock awards that totaled 290,900 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2006 of 50,000, 67,000 and 173,900, respectively. During 2007, Superior granted restricted common stock awards that totaled 135,200 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2007 of 22,000, 26,000 and 87,200, respectively. During 2008, Superior granted restricted common stock awards that totaled 176,400 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2008 of 12,000, 32,500 and 131,900, respectively. Each award is subject to a service requirement that requires the director, officer or key employee to continuously serve as a member of the Board of Directors or as an employee of Superior from the date of grant through the number of years following the date of grant as set forth in the following schedule. Under the terms of the Stock Incentive Plan, vested shares may be issued net of a number of shares necessary to satisfy the participant’s income tax obligation. Such amounts are recorded as shares retired. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the following schedule:

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

Under the 2005 Stock Incentive Plan, the fair value of the restricted stock awards is based on the closing market price of Superior’s common stock on the date of grant. A summary of the activity of Superior’s restricted stock awards are as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value per Share

Nonvested at December 31, 2005	—	$—
Granted	290,900	28.48
Vested	—	—
Forfeited	(5,000)	28.56

Nonvested at December 31, 2006	285,900	28.47
Granted	135,200	23.05
Vested	(36,770)	28.22
Forfeited	(5,450)	25.54
Retired	(7,465)	28.29

Nonvested at December 31, 2007	371,415	26.57
Granted	176,400	16.98
Vested	(50,479)	26.92
Forfeited	(22,870)	24.26
Retired	(11,380)	27.28

Nonvested at December 31, 2008	463,086	$22.97

The aggregate market value of cumulative awards was approximately $13.1 million, before the impact of income taxes. At December 31, 2008, Superior’s unrecognized compensation costs related to non-vested awards amounted to $6.9 million. Superior is recognizing the expense in connection with the restricted share awards ratably over the five year vesting period. Compensation expense related to the stock incentive plan for the years ended December 31, 2006, 2007 and 2008 was $1,740,000, $1,961,000 and $2,522,000, respectively.

7.	Income taxes

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

The provision for income taxes is comprised of:

	For the Year Ended December 31,
	2006	2007	2008
	(Amounts in thousands)

Current:
State and local	$2,524	$2,246	$1,602
U.S. federal	13,509	11,864	5,456

Total current	16,033	14,110	7,058
Deferred:
State and local	842	1,851	3,169
U.S. federal	3,916	8,609	17,135

Total deferred	4,758	10,460	20,304

Provision for income tax expense	$20,791	$24,570	$27,362

Significant components of Superior’s deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2007	2008
	(Amounts in thousands)

Deferred tax assets:
Restricted stock	$1,014	$1,233
Accrued expenses and other	544	1,516
Alternative minimum tax	—	505
Allowance for doubtful accounts receivable	635	1,022

Total deferred tax assets	2,193	4,276

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(26,694)	(49,082)

Total deferred tax liabilities	(26,694)	(49,082)

Net deferred taxes	$(24,501)	$(44,806)

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

	For the Year Ended December 31,
	2006	2007	2008

Federal statutory tax rate	35%	35%	35%
Impact of vesting of restricted stock	—	—	1
State income taxes, net of federal benefit	4	4	5

Effective income tax rate	39%	39%	41%

We file tax returns in the United States federal jurisdiction and separate income tax returns in many state jurisdictions. We are subject to U.S. Federal income tax examinations for the years after 2005 and we are subject to various state tax examinations for years after 2005. Our continuing policy is to recognize interest related to income tax expense in interest expense and penalties in general and administrative expense. We do not have any accrued interest or penalties related to tax amounts as of December 31, 2008. Throughout 2008, our unrecognized tax benefits were insignificant.

8.	401(k) Plan

Superior Well has a defined contribution profit sharing/401(k) retirement plan (“the Plan”) covering substantially all employees. Employees are eligible to participate after six months of service. Under terms of the Plan, employees are entitled to contribute up to 15% of their compensation, within limitations prescribed by the Internal Revenue Code. Superior Well makes matching contributions of 100% of employee contributions up to 4% of their compensation and may elect to make discretionary contributions to the Plan, all subject to vesting ratably over a three-year period. 401(k) expense was approximately $1,965,000, $2,408,000 and $943,000 in 2006, 2007 and 2008, respectively.

9.	Related-Party Transactions

Superior Well provides technical pumping services and down-hole surveying services to a customer owned by certain stockholders and directors of Superior. The total amounts of services provided to this affiliated party were approximately $4,658,000, $6,587,000 and $4,798,000 in 2006, 2007 and 2008, respectively. The accounts receivable outstanding from the affiliated party were $371,000 and $212,000 at December 31, 2007 and 2008, respectively.

Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain stockholders and directors of Superior. The total amounts paid to these affiliated parties were approximately $2,552,000, $3,294,000 and $3,825,000 in 2006, 2007 and 2008, respectively. Superior Well had accounts payable to these affiliates of $191,000 and $250,000 at December 31, 2007 and 2008, respectively.

In connection with the Diamondback asset purchase (Note 3), Superior Well entered into a transition services agreement to provide temporary services to Diamondback Energy Holdings, LLC, which terminates on June 30, 2009. These services include assistance in payroll, information technologies and certain other corporate support service matters. The total amount of services provided to Diamondback in 2008 was approximately $49,000 and is reflected in accounts receivable at December 31, 2008.

In connection with the Diamondback asset purchase (Note 3), Superior Well entered into facility leases with an affiliate of Diamondback Holdings, LLC. The lease terms range from nine months to five years and the monthly lease payments are approximately $122,000. Rent expense for these leased facilities was $174,000 for the year ended December 31, 2008. Rent expense for these lease facilities that was unpaid at December 31, 2008 was approximately $143,000 and is reflected in accounts payable.

10.	Business segment information

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way our management organizes the operating segments for making operational decisions and assessing financial performance. We evaluate performance and allocate resources based on operating income (loss). Prior to 2008, we only had one reportable segment, technical services. As such, segment information for 2006 and 2007 is not separately presented below. In 2008, as a result of the Diamondback asset acquisition, we added fluids logistics services, thus we now have two reportable operating segments, technical services and fluid logistics, as seen below:

	Year ended December 31, 2008
	Technical	Fluid
	Services	Logistics	Corporate	Total
	(In thousands)

Net revenue	$514,568	$6,321	$—	$520,889
Depreciation and amortization	$41,073	$484	$249	$41,806
Operating income (loss)	$79,056	$715	$(10,628)	$69,143
Capital expenditures	$89,383	$8	$1,033	$90,424
As of December 31, 2008 Segment assets	$581,662	$68,775	$7,793	$658,230

Changes in the carrying amount for goodwill for the year ended December 31, 2008 are as follows (amounts in thousands):

	Technical	Fluid
	Services	Logistics	Total

As of December 31, 2007	$5,850	$—	$5,850
Goodwill acquired	19,009	6,867	25,876

As of December 31, 2008	$24,859	$6,867	$31,726

We do not allocate interest expense, other expense or tax expense to the operating segments. The following table reconciles operating income as reported above to net income for the year ended December 31, 2008.

2008
(In thousands)

Segment operating income	$69,143
Interest expense	2,834
Other expense	135
Income taxes	27,362

Net income	$38,812

As a result of the Diamondback asset acquisition in November 2008, we added $6,321,000 of fluid logistics revenues and $715,000 of fluid logistics operating income for the three months ended December 31, 2008.

Also, as a result of the Diamondback asset acquisition in November 2008, we added $19,600,000 of technical services revenues, and $3,144,000 of technical services operating income for the three months ended December 31, 2008. For the three months ended December 31, 2008, the technical services’ and fluids logistics’ assets increased by $207,600,000 and $68,775,000, respectively.

11.	Commitments and Contingencies

Minimum annual rental payments, principally for non-cancelable real estate and vehicle leases with terms in excess of one year, in effect at December 31, 2008, were as follows: 2009-$9,396,000; 2010-$7,851,000; 2011-$6,007,000; 2012-$4,308,000 and 2013-$2,575,000.

Total rental expense charged to operations was approximately $1,915,000, $3,164,000 and $6,012,000 in 2006, 2007 and 2008, respectively.

In October 2008, we entered into a take-or-pay contract with Preferred Rocks USS, Inc. to purchase fracturing sand beginning in November 2008 through December 2015. In connection with the take-or-pay contract, Superior advanced $15 million for materials that will be delivered in the future. The advance on materials for future delivery will be used to offset future purchase commitments under the take-or-pay contract. Minimum purchases under the take-or-pay contract are estimated at $10.5 million, $12.1 million, $12.4 million, $12.8 million, $17.9 million, $18.4 million and $18.9 million in 2009, 2010, 2011, 2012, 2013, 2014 and 2015, respectively.

Superior had commitments of approximately $19.8 million for capital expenditures as of December 31, 2008.

Superior is involved in various legal actions and claims arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of the operations or cash flow of Superior.

12.	Fair Value of Financial Instruments

The fair values are classified according to a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs consist of quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability. Level 3 inputs have the lowest priority. Superior uses appropriate valuation techniques based on the available inputs to measure the fair values of its assets and liabilities. When available, Superior measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.

Superior’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long term debt. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The carrying value of the Company’s revolving credit facility and mortgage notes payable approximates fair value at December 31, 2007 and 2008, since the interest rates are market-based and are generally adjusted periodically, representing Level 1 measurements.

The Second Lien Notes are not actively traded in an established market. The fair values of this debt are estimated by using Standard & Poors leveraged loan composite indices with similar terms and maturity, that is, a Level 2 fair value measurement. The fair value of the Second Lien Notes was $74.2 million compared to a carrying value of $80.0 million at December 31, 2008.

13.	Guarantees of Securities Registered

Superior filed a registration statement on Form S-3 that included $80 million of outstanding debt securities that were issued on November 18, 2008 and that are guaranteed by all of Superior’s subsidiaries. Superior, as the parent company, has no independent operating assets or operations. The subsidiaries’ guarantees of the debt securities are full and unconditional as well as joint and several. In addition, there are no restrictions on the ability of Superior to obtain funds from its subsidiaries by dividend or loan, and there are no restricted assets in any subsidiaries although all business assets secure debt.

14.	Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2008 and 2007 is presented below:

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except share information)

Revenue	$93,441	$119,734	$146,008	$161,706
Cost of revenue(1)	78,778	92,435	109,686	125,145

Gross profit	14,663	27,299	36,322	36,561
Selling, general and administrative expenses(1)	9,544	10,682	11,388	14,088

Operating income	5,119	16,617	24,934	22,473
Interest expense	(177)	(233)	(466)	(1,958)
Other income (expense)	(343)	(40)	246	2
Income tax expense	(2,196)	(6,753)	(9,806)	(8,607)

Net income before dividends on preferred stock	2,403	9,591	14,908	11,910

Dividends on preferred stock	—	—	—	(108)
Net income available to common stockholders	$2,403	$9,591	$14,908	$11,802

Net income per common share
Basic	$0.10	$0.41	$0.64	$0.51
Diluted	$0.10	$0.41	$0.64	$0.48
Average Shares Outstanding
Basic	23,141	23,153	23,154	23,154
Diluted	23,226	23,269	23,321	24,589

(1)	The Company had a $1.7 million reduction in compensation accruals in the fourth quarter of 2008. As a result, cost of revenue and selling, general and administrative expense were reduced by $1.4 million and $0.3 million, respectively.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except share information)

Revenue	$76,708	$84,807	$94,317	$94,938
Cost of revenue	53,986	59,480	66,112	72,961

Gross profit	22,722	25,327	28,205	21,977
Selling, general and administrative expenses	8,448	8,844	9,330	9,768

Operating income	14,274	16,483	18,875	12,209
Interest expense	(59)	(47)	(71)	(105)
Other income (expense)	559	209	33	(35)
Income tax expense	(5,765)	(6,485)	(7,207)	(5,113)

Net income	$9,009	$10,160	$11,630	$6,956

Net income per common share
Basic	$0.39	$0.44	$0.50	$0.30
Diluted	$0.39	$0.44	$0.50	$0.30
Average Shares Outstanding
Basic	23,102	23,102	23,102	23,104
Diluted	23,116	23,166	23,142	23,150

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) or 15d-15(f)). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, we believe that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria. We have excluded the assets acquired from Diamondback Energy Holdings, LLC (“Diamondback”) from our Report on Internal Control over Financial Reporting for fiscal 2008 due to the timing of the closing date of the acquisition on November 18, 2008 and the expectation that internal control over financial reporting related to Diamondback will be changed to conform with our internal control over financial reporting in 2009. Activity related to Diamondback will be included in management’s fiscal 2009 internal control assessment. Diamondback constituted approximately 5.0% and 4.9% of consolidated revenue and income before income taxes, respectively, for the year ended December 31, 2008. There have been no significant changes in our internal controls or in other factors which could materially affect internal controls subsequent to the date our management carried out its evaluation.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not reported on a report on Form 8-K during such period.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information responsive to Items 401, 405, 406 and 407 ( c)(3), (d)(4) and (d)(5) of Regulation S-K to be included in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2008 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2009 Proxy Statement”), is incorporated herein by reference.

Item 11.	Executive Compensation

The information responsive to Item 402 and 407(e)(4) and (e)(5) of Regulation S-K to be included in our 2009 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information responsive to Items 201(d) and 403 of Regulation S-K to be included in our 2009 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships, Related Transactions, and Director Independence

The information responsive to Item 404 of Regulation S-K to be included in our 2009 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information responsive to Item 9(e) of Schedule 14A to be included in our 2009 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Exhibits

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2005).
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 3, 2005).
3.3		Certificate of Designations for Series A 4% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 21, 2008).
4.1		Specimen Stock Certificate representing our common stock (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on June 24, 2005).
4.2		Registration Rights Agreement dated as of July 28, 2005 by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 3, 2005).
4	.3†	Form of Restricted Stock Agreement for Employees without Employment Agreements (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).
4	.4†	Form of Restricted Stock Agreement for Executives with Employment Agreements (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).
4	.5†	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).
4	.6†	2005 stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2005).
4.7		Indenture, dated as of November 18, 2008, between Superior Well Services Inc. and its Subsidiaries and Wilmington Trust FSB (as Trustee and Collateral Agent), relating to the Second Lien due 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 21, 2008).
10	.1†	Amended and Restated Employment Agreement between David E. Wallace and Superior Well Services Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 18, 2008).
10	.2†	Amended and Restated Employment Agreement between Jacob Linaberger and Superior Well Services Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 18, 2008).
10	.3†	Amended and Restated Employment Agreement between Thomas W. Stoelk and Superior Well Services Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on September 18, 2008).
10	.4†	Amended and Restated Employment Agreement between Rhys R. Reese and Superior Well Services Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 18, 2008).
10	.5†	Indemnification Agreement between David E. Wallace and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 3, 2005).
10	.6†	Indemnification Agreement between Jacob B. Linaberger and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 3, 2005).
10	.7†	Indemnification Agreement between Thomas W. Stoelk and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 3, 2005).
10	.8†	Indemnification Agreement between Rhys R. Reese and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 3, 2005).
10	.9†	Indemnification Agreement between Mark A. Snyder and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K filed on August 3, 2005).
10	.10†	Indemnification Agreement between David E. Snyder and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.13 to Form 8-K filed on August 3, 2005).
10	.11†	Indemnification Agreement between Charles C. Neal and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.14 to Form 8-K filed on August 3, 2005).

10	.12†	Indemnification Agreement between John A. Staley, IV and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.15 to Form 8-K filed on August 3, 2005).
10	.13†	Indemnification Agreement between Anthony J. Mendicino and Superior Well Services, Inc. dated August 30, 2005 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2005).
10	.14†	Employment Agreement between Daniel Arnold and Superior Well Services, Inc., dated May 14, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).
10	.15†	Indemnification Agreement between Daniel Arnold and Superior Well Services, Inc. dated May 14, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).
10	.16†	Employment Agreement between Arty Straehla and Superior Well Services Inc. dated November 18, 2008. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 4, 2009).
10	.17†	Indemnification Agreement between Arty Straehla and Superior Well Services Inc. dated November 18, 2008. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 4, 2009).
10	.18†	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 11, 2008).
10.19		Agreement dated October 2, 2007 between U.S. Silica and Superior Well Services, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 11, 2008).
10.20		Revolving Credit Agreement among Superior Well Services Inc., Lenders Party, Citizens Bank of Pennsylvania (as Administrative Agent) and RBS Securities Corporation dated as of September 30, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2008).
10.21		Asset Purchase Agreement among Superior Well Services Inc., Superior Well Services, Limited, Diamondback Holdings, LLC and Diamondback’s Subsidiaries dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 18, 2008).
10.22		First Amendment to Asset Purchase Agreement entered into by Superior Well Services Inc. and Superior Well Services, Limited and Diamondback Holdings, LLC and its Subsidiaries on November 18, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 21, 2008).
10.23		Registration Rights Agreement dated November 18, 2008 among Superior Well Services Inc., Designated Holders and Diamondback Holdings, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 21, 2008).
10.24		Sand Purchase Agreement dated October 10, 2008 between Superior Well Services Inc. and Preferred Rocks USS, Inc. and U.S. Silica Company (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 4, 2008).
12	.1*	Ratio of Earnings to Fixed Charges and Earnings to Fixed Charges and Preference Securities Dividends
23	.1*	Consent of Independent Registered Public Accounting Firm
24	.1*	Power of Attorney (included on signature page hereto).
31	.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the Annual Report on Form 10-K for the year ended December 31, 2008.
31	.2*	Sarbanes-Oxley Section 302 certification of. Thomas W. Stoelk for Superior Well Services, Inc. for the Annual Report on Form 10-K for the year ended December 31, 2008.
32	.1**	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the Annual Report on Form 10-K for the year ended December 31, 2008.
32	.2**	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the Annual Report on Form 10-K for the year ended December 31, 2008.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

(b) Schedules

Schedule II Valuation and qualifying accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2009.

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

Signature	Title/Capacity	Date

/s/ David E. Wallace David E. Wallace	Chief Executive Officer and Chairman of the Board (principal executive officer)	March 12, 2009

/s/ Jacob B. Linaberger Jacob B. Linaberger	President	March 12, 2009

/s/ Thomas W. Stoelk Thomas W. Stoelk	Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)	March 12, 2009

/s/ Rhys R. Reese Rhys R. Reese	Executive Vice President, Chief Operating Officer & Secretary	March 12, 2009

/s/ David E. Snyder David E. Snyder	Director	March 12, 2009

/s/ Mark A. Snyder Mark A. Snyder	Director	March 12, 2009

/s/ Charles C. Neal Charles C. Neal	Director	March 12, 2009

/s/ John A. Staley, IV John A. Staley, IV	Director	March 12, 2009

Signature	Title/Capacity	Date

/s/ Edward J. DiPaolo Edward J. DiPaolo	Director	March 12, 2009

/s/ Anthony J. Mendicino Anthony J. Mendicino	Director	March 12, 2009

Schedule II

Valuation and Qualifying Accounts

Allowance for Uncollectible Accounts Receivable

Col. A	Col. B	Col. C		Col. D	Col. E
	Balance at	Additions
	Beginning	Charged to Costs	Charged to Other		Balance at end
Description	of Period	and Expenses	Accounts	Deductions	of Period

Year Ended December 31, 2006	$134,000	637,636	—	—	$771,636
Year Ended December 31, 2007	$771,636	857,130	—	—	$1,628,757
Year Ended December 31, 2008	$1,628,757	1,171,920	—	45,677	$2,755,000