Form 10-Q
period 2009-03-31
Superior Well Services, INC
filed 2009-05-11
CIK 1323715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form l0-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of May 8, 2009, there were outstanding 23,793,148 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

SUPERIOR WELL SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PAGE
PART I FINANCIAL INFORMATION

Item 1. Financial Statements
- Unaudited Consolidated Balance Sheets	1
- Unaudited Consolidated Statements of Operations	2
- Unaudited Consolidated Statements of Changes in Stockholders’ Equity	3
- Unaudited Consolidated Statements of Cash Flows	4
- Notes to Unaudited Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 6. Exhibits	39
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2008	2009
	(in thousands, except per share data)
Current Assets:
Cash and cash equivalents	$1,637	$2,499
Trade accounts receivable, net of allowance of $2,755 and $3,347, respectively	104,549	96,516
Inventories	27,781	26,797
Prepaid expenses and other current assets	3,860	3,264
Assets held for sale	1,440	—
Advances on materials for future delivery	3,732	3,732
Income taxes receivable	1,934	14,219
Deferred income taxes	3,746	3,587

Total current assets	148,679	150,614

Property, plant and equipment, net	453,990	445,006
Goodwill	31,726	33,113
Intangible assets, net of accumulated amortization of $2,953 and $3,535, respectively	10,120	9,537
Deferred income taxes	530	1,475
Other assets	13,185	12,417

Total assets	$658,230	$652,162

Current Liabilities:
Accounts and construction payable-trade	$43,330	$28,836
Current portion of long-term obligations	1,291	1,972
Advance payments on servicing contracts	405	561
Accrued wages and health benefits	5,481	5,668
Other accrued liabilities	10,370	10,288

Total current liabilities	60,877	47,325

Long-term debt	208,042	225,847
Deferred income taxes	49,082	54,403
Long-term capital leases	2,171	1,200
Asset retirement obligation	443	395

Stockholders’ Equity:
Preferred stock, non-voting, par $0.01 per share, 10,000,000 shares authorized
Series A 4% Convertible Preferred stock, non-voting, 75,000 shares issued at December 31, 2008 (liquidation preference $75 million)	1	1
Common stock, voting, par $.01 per share, 70,000,000 shares authorized, 23,620,578 and 23,794,198 shares issued at December 31, 2008 and March 31, 2009, respectively	236	238
Additional paid-in capital	229,741	230,577
Retained earnings	107,637	92,176

Total stockholders’ equity	337,615	322,992

Total liabilities and stockholders’ equity	$658,230	$652,162

     The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2009
	(in thousands, except per share data)
Revenue	$93,441	$122,281

Cost of revenue	78,778	125,320

Gross profit (loss)	14,663	(3,039)

Selling, general and administrative expenses	9,544	16,055

Operating income (loss)	5,119	(19,094)

Interest expense	177	3,176

Other expense, net	(343)	(193)

Income (loss) before income taxes	4,599	(22,463)

Income taxes
Current	1,007	(12,286)
Deferred	1,189	4,534

	2,196	(7,752)

Net income (loss) before dividends on preferred stock	$2,403	$(14,711)

Dividends on preferred stock	—	(750)

Net income (loss) available to common stockholders	$2,403	$(15,461)

Earnings (loss) per common share:

Basic	$0.10	$(0.67)

Fully diluted	$0.10	$(0.67)

Weighted average shares outstanding — basic	23,141,358	23,204,960
Weighted average shares outstanding — diluted	23,226,002	26,204,960
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Superior Well Services, Inc.
			Additional
	Preferred	Common	Paid-in	Retained
	Stock	Stock	Capital	Earnings	Total
	(in thousands)
BALANCE, DECEMBER 31, 2007	$—	$234	$184,432	$68,933	$253,599

Net income				2,403	2,403

Issuance of restricted stock awards		1	124		125

Restricted stock retired/forfeited			(221)		(221)

Share-based compensation			615		615

BALANCE, MARCH 31, 2008	$—	$235	$184,950	$71,336	$256,521

BALANCE, DECEMBER 31, 2008	$1	$236	$229,741	$107,637	$337,615

Net loss				(14,711)	(14,711)

Issuance of restricted stock awards		2	184		186

Restricted stock retired/forfeited			(85)		(85)

Share-based compensation			737		737

Preferred stock dividends				(750)	(750)

BALANCE, MARCH 31, 2009	$1	$238	$230,577	$92,176	$322,992

     The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2009
	(in thousands)
Cash flows from operations:
Net income (loss)	$2,403	$(14,711)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Deferred income taxes	1,189	4,534
Depreciation, amortization, and accretion	8,646	17,485
Loss on disposal of equipment	340	214
Stock-based compensation	615	737
Changes in assets and liabilities:
Trade accounts receivable	(3,289)	8,033
Advance on materials for future delivery	—	599
Inventory	(2,355)	984
Prepaid expenses and other assets	27	596
Income tax receivable	893	(12,285)
Accounts payable	(6,438)	(13,299)
Advance payments on servicing contracts	698	156
Accrued wages and health benefits	481	187
Other accrued liabilities	260	(82)

Net cash provided by (used in) operations	3,470	(6,851)

Cash flows from investing:
Expenditure for property, plant and equipment, net of construction payables	(27,652)	(9,356)
Acquisition of businesses, net of cash acquired	—	(1,873)
Proceeds (expenditures) for other assets	208	169
Proceeds from sale of property, plant and equipment	617	1,908

Net cash used in investing	(26,827)	(9,152)

Cash flows from financing:
Principal payments on long-term debt	(33,157)	(53,214)
Proceeds from long-term borrowings	51,902	71,019
Issuance/retirement of restricted stock, net	(96)	101
Payment on capital lease obligations	—	(290)
Payment of preferred dividends	—	(750)

Net cash provided by financing	18,649	16,865

Net (decrease) increase in cash and cash equivalents	(4,708)	862

Cash and cash equivalents, beginning of period	5,510	1,637

Cash and cash equivalents, end of period	$802	$2,499

Supplemental disclosure of cash flow data:
Interest paid	$144	$1,727
Income taxes paid (received)	115	(1)
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
     In November 2008, Superior purchased the pressure pumping, fluid logistics and completion, production and rental tool assets of Diamondback Energy Holdings, LLC (“Diamondback”). In connection with the asset purchase, Superior formed SWSI Fluids, LLC to acquire the fluid logistics assets. SWSI Fluids, LLC is a wholly owned subsidiary of Superior.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Trade Accounts Receivable
     Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly regional, independent natural gas and oil companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account. For the three month periods ended March 31, 2008 and 2009, Superior recorded a provision for uncollectible accounts receivable of $135,000 and $592,000, respectively.
     Assets held for sale
     Superior classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When management identifies an asset held for sale, Superior estimates the net selling price of such an asset. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers. At December 31, 2008, Superior identified $1.4 million of assets held for sale which were subsequently sold during the first quarter of 2009. These assets were part of the Diamondback asset purchase (Note 3) and generated no income from operations after their November 2008 acquisition.
     Advances on Material for Future Delivery
     In October 2008, Superior entered into a take-or-pay contract with Preferred Rocks USS, Inc. to purchase fracturing sand beginning in November 2008 through December 2015. In connection with the take-or-pay contract Superior advanced $15 million for materials that will be delivered in the future. The advance on materials for future delivery will be used to offset future purchase commitments under the take-or-pay contract. At March 31, 2009, the portion of the advance expected to offset future purchases within the next twelve months amounted to $3.7 million and is reflected in current assets. Other Assets includes $10.7 million for advances expected to offset future purchases after one year.
     Property, Plant and Equipment
     Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements, range from 5 to 15 years for disposal wells and related equipment and range from 5 to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $8.4 million and $16.9 million for the three months ended March 31, 2008 and 2009, respectively.
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
     Revenue Recognition
     Superior’s revenue is comprised principally of service revenue. Product sales represent approximately 1% of total revenues. Services and products are generally sold based on fixed or determinable pricing agreements with the customer and generally do not include rights of return. Service revenue is recognized, net of discount, when the services are provided and collectability is reasonably assured. Substantially all of Superior’s services performed for customers are completed at the customer’s site within one day. Superior recognizes revenue from product sales

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
when the products are delivered to the customer and collectability is reasonably assured. Products are delivered and used by our customers in connection with the performance of our cementing services. Product sale prices are determined by published price lists provided to our customers.
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
     Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48, as amended May 2007 by FASB Staff Position FIN 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48,” prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in financial statements. The adoption of FIN 48 did not have any impact on Superior’s total liabilities or stockholders’ equity. Superior’s balance sheets at December 31, 2008 and March 31, 2009 do not include any liabilities associated with uncertain tax positions; further Superior has no unrecognized tax benefits that if recognized would change the effective tax rate.
     We file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. We are not subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. The Internal Revenue Service commenced an examination of our U.S. income tax return for 2005 in the second quarter 2007. We reached a settlement, signed in January 2008, with the Internal Revenue Service on tax issues relating to the 2005 tax year. The results of the settlement did not have a significant impact on Superior’s tax position or interest expense. Superior classifies interest expense and penalties related to income tax expense as interest expense. Interest and penalties for the three months ended March 31, 2008 and 2009 were insignificant in each period. We are subject to U.S. Federal income tax examinations for the years after 2005 and we are subject to various state tax examinations for years after 2005.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Asset Retirement Obligations
     Superior has an obligation to plug and abandon its disposal wells at the end of their operations. Superior records the fair value of an asset retirement obligation as a liability in the period in which it incurs legal obligation associated with the retirement of the assets and capitalizes an equal amount as a cost of the assets, depreciating it over the life of the assets. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets and settlements of obligations. In November 2008, the asset retirement obligation was assumed through the Diamondback asset purchase. Accretion expense for the three months ended March 31, 2009 was insignificant. There was no accretion expense for the three months ended March 31, 2008.
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
     Acquisitions
     Assets acquired in business combinations were recorded on Superior’s consolidated balance sheets as of the date of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by Superior have been included in Superior’s consolidated statements of income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired, including other intangible assets, was allocated to goodwill. In certain circumstances, the allocations are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information. Revisions to the fair values will be recorded by us as further adjustments to the purchase price allocations.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Goodwill and Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), no amortization is recorded for goodwill and /or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. We perform our goodwill impairment test annually, or more frequently, if an event or circumstances would give rise to an impairment indicator. Our goodwill impairment test is performed at the business segment levels, technical services and fluid logistics, as they represent our reporting units. Per SFAS 142, the impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill, and uses a future cash analysis based on the estimates and assumptions for our long-term business forecast. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is deemed to be not impaired. If the fair value of a reporting unit is less than its carrying amount, the second step of the goodwill impairment test is performed to determine the impairment loss, if any. This second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill, and if the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that goodwill, an impairment loss is recorded for the difference. Any impairment charge would reduce earnings. For the year ended December 2008, and for the three months ended March 31, 2009, the fair value of our reporting units exceeded their carrying amount, thus no impairment charge was recorded.
     Superior’s intangible assets consist of $33.1 million of goodwill and $9.5 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended March 31, 2008 and 2009, Superior recorded amortization expense of $253,000 and $582,000, respectively.
     Concentration of Credit Risk
     Substantially all of Superior’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Two customers individually accounted for 16% and 11% and 22% and 12% of our revenue for the three months ended March 31, 2008 and 2009, respectively. At December 31, 2008, one customer accounted for 17% and eight customers accounted for 51% of Superior’s accounts receivable. At March 31, 2009, two customers accounted for 35% and 12% and eight customers accounted for 63% of Superior’s accounts receivable, respectively.
     Share Based Compensation
     Effective January 1, 2006, Superior adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. The three months ended March 31, 2008 and 2009 include $615,000 and $737,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R.
     Weighted average shares outstanding
     The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding. For the three months ended March 31, 2009, net income was reduced by $750,000 of preferred dividend payments to arrive at net income available to common stockholders. Diluted per share information is calculated by also considering the impact of restricted common stock on the weighted average number of shares outstanding.
     Although the restricted shares are considered legally issued and outstanding under the terms of the restricted stock agreement, they are still excluded from the computation of basic earnings per share. Once vested, the shares are included in basic earnings per share as of the vesting date. Superior includes unvested restricted stock with

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
service conditions in the calculation of diluted earnings per share using the treasury stock method. Assumed proceeds under the treasury stock method would include unamortized compensation cost and potential windfall tax benefits. If dilutive, the stock is considered outstanding as of the grant date for diluted earnings per share computation purposes. If anti-dilutive, it would be excluded from the diluted earnings per share computation. 84,644 restricted shares were considered to be dilutive for the three months ended March 31, 2008. The restricted shares were anti-dilutive for the three months ended March 31, 2009.
     Additionally, we account for the effect of our Series A Preferred Stock in the diluted earnings per share calculation using the “if converted” method. Under this method, the $75 million of Series A Preferred Stock is assumed to be converted to common shares at the conversion price of $25.00, which equals three million “if converted” shares. The number of “if-converted” shares is weighted for the number of days outstanding in the period. The three million of “if converted” shares were outstanding for the entire three months ended March 31, 2009, so they are included in our diluted weighted average shares outstanding. Superior did not have Series A Preferred Stock outstanding at March 31, 2008, so there were no “if-converted” shares to account for during those periods.
     Accounting Standards Not Yet Adopted
     In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact of adopting FSP SFAS 157-4; however, we do not expect it to have an effect on our consolidated financial statements.
     Effective January 1, 2009, the Company adopted FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets as well as asset retirement obligations. The adoption of SFAS 157-2 did not have a significant impact on the Company’s operating results, financial position or cash flows.
     In June 2008, the FASB issued Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participation securities. The adoption of EITF 03-6-1 on January 1, 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.
     In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP SFAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. We will adopt the new disclosure requirements in our June 30, 2009 financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. Business Combinations
     Assets acquired in business combinations were recorded on Superior’s consolidated balance sheets as of the date of the respective acquisition based upon their estimated fair values at such dates. The results of operations of businesses acquired by Superior have been included in Superior’s consolidated statements of income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying net assets acquired, including identifiable intangible assets, was allocated to goodwill. When appropriate, we engage third-party appraisal firms to assist in fair value determination of equipment, identifiable intangible assets and any other significant assets or liabilities and the determination of the fair-value of non-cash consideration that may be issued to seller. In certain circumstances, the allocations are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information. Revisions to the fair values, will be recorded by us as further adjustments to the purchase price allocations.
     Acquisitions During the Year ended December 31, 2008:
     In July 2008, Superior purchased substantially all the operating assets of Nuex Wireline, Inc. (“Nuex”) for approximately $6.0 million in cash and potential payments of up to $1.5 million over a three-year period pursuant to an earnout arrangement. Nuex provides cased hole completion services. The operating assets included five cased hole trucks and various tools and logging systems that are compatible with Superior’s existing systems. Superior retained all of Nuex’s 16 employees. The acquired operations were integrated into Superior’s Rocky Mountain operations, which expands our presence in Brighton, Colorado. Nuex’s purchase cost was allocated as follows: $1.5 million, $3.6 million and $0.9 million to property, plant and equipment, goodwill and intangible assets, respectively. No pro forma information has been provided as the acquisition was not significant.
     In November 2008, Superior purchased the pressure pumping, fluid logistics and completion, production and rental tools business lines from Diamondback Energy Holdings, LLC (“Diamondback”) for approximately $202.0 million. The acquisition consideration consisted of $71.5 million in cash, $42.9 million of Series A 4% Convertible Preferred Stock ($75 million liquidation preference) (“Series A Preferred Stock”) with a perpetual term and $80 million in Second Lien Notes aggregating $194.4 million plus $7.6 million of transaction costs for a total purchase price of $202.0 million. Each share of Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share and is convertible into 40 shares of common stock subject to adjustment (representing a conversion price of $25 per share based on the liquidation preference). The fair value of the Series A Preferred Stock was estimated using quotes obtained from an investment bank that used a convertible valuation tool used by investment banks, convertible investors and other market participants to value equity-linked securities. The Second Lien Notes are due in November 2013 and are pre-payable without penalty at our option. The interest rate on the Second Lien Notes is initially set at 7% and escalates 1% annually. The fair value of the Second Lien Notes was estimated by using Standard & Poor’s leveraged loan composite indices with similar terms and maturity. As part of the acquisition, Superior acquired 128,000 horsepower, 105 transports and trucks, 400 frac tanks and six water disposal wells. The assets that Superior purchased from Diamondback are operating in the Anadarko, Arkoma and Permian Basins, as well as the Barnett Shale, Woodford Shale, West Texas, Southern Louisiana and Texas Gulf Coast thus expanding our presence in the Mid-Continent and Southwest regions.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Property, Plant and Equipment
     Property, plant and equipment at December 31, 2008 and March 31, 2009 consisted of the following:

	December 31,	March 31,
	2008	2009
	(in thousands)
Property, Plant and Equipment:
Land	$453	$453
Building and improvements	16,621	16,488
Equipment and vehicles	500,101	508,675
Disposal wells and equipment	8,764	8,705
Construction in progress	28,065	27,140

	554,004	561,461
Accumulated depreciation	(100,014)	(116,455)

Total property, plant and equipment, net	$453,990	$445,006

5. Short and Long-term Obligations
     In October 2005, Superior entered into a $20.0 million revolving credit facility with its existing lending institution, which was increased to $45.0 million in July 2008. Interest on the revolving credit facility was at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. In September 2008, the revolving credit facility was repaid with proceeds from a syndicated credit facility, described in the second following paragraph. The weighted average interest rate for the revolving credit facility was 3.8% during 2008.
     In August 2006, Superior entered into a standby term loan facility with its existing lending institution. The standby term loan facility provided an additional $30.0 million of borrowing capacity that could be used to finance equipment purchases. Interest on the revolving credit facility was at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. In September 2008, the standby term loan facility was repaid with the proceeds from a syndicated credit facility, described in the following paragraph. The weighted average interest rate for the standby term loan facility was 3.6% during 2008.
     On September 30, 2008, Superior entered into a credit agreement (the “Credit Agreement”) evidencing a new syndicated credit facility (the “Syndicated Credit Facility”) with a syndicate of lenders and financial institutions. The Syndicated Credit Facility matures on March 31, 2013 and provides for a $250.0 million secured revolving credit facility. The Syndicated Credit Facility replaces Superior’s $45.0 million revolving credit facility and $30.0 million standby term loan facility. Borrowings under the Credit Agreement are secured by substantially all of Superior’s business assets. The interest rate on borrowings under the Credit Agreement is set, at Superior’s option, at either LIBOR plus a spread of 1.5% to 2.5% or the prime lending rate plus a spread of 0.0% to 0.25%. The applicable spreads are based on the ratio of Superior’s “total debt” to its “EBITDA,” in each case as those terms are defined in the Credit Agreement. Under the Credit Agreement, Superior is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets; make certain investments, loans and acquisitions; guarantee debt; grant liens; enter into transactions with affiliates; engage in other lines of business; and pay dividends and make distributions. Superior is also subject to financial covenants, which include a total debt to EBITDA ratio and an interest coverage ratio. These covenants are subject to a number of exceptions and qualifications set forth in the Credit Agreement. Borrowing under our Syndicated Credit Facility is secured by our cash, investment property, accounts receivable, inventory, intangibles and equipment. The Syndicated Credit Facility contains leverage ratio and fixed charge coverage ratio covenants. At December 31, 2008, Superior had $127.0 million outstanding under the Syndicated Credit Facility, $6.3 million in letters of credit outstanding and $116.7 million of available capacity. At March 31, 2009, Superior had $144.8 million outstanding under the Syndicated Credit Facility, $6.3 million in letters of credit outstanding and $98.9 million of available capacity. At December 31, 2008 and March 31, 2009, we were in compliance with the financial covenants required under our Syndicated Credit Facility. The weighted average interest rate for the standby term loan facility for the three months ended March 31, 2009 was 3.3%.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     In connection with the Diamondback asset purchase (Note 3), Superior issued an aggregate principal amount of $80 million second lien notes due November 2013 (“Second Lien Notes”). The Second Lien Notes are secured by a second priority lien on the assets secured by the Syndicated Credit Facility. In connection with the issuance of the Second Lien Notes, Superior entered into an indenture (the “Indenture”), among Superior, its subsidiaries (the “Guarantors”) and the Wilmington Trust FSB, as trustee (the “Trustee”). Under the Indenture, Superior is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets; make certain investments, loans and acquisitions; guarantee debt; grant liens; enter into transactions with affiliates; engage in other lines of business; and pay dividends and make distributions. Superior is also subject to financial covenants, which include a total debt to EBITDA ratio and an interest coverage ratio. These covenants are subject to a number of exceptions and qualifications set forth in the Indenture. Interest on the Second Lien Notes accrues at an initial rate of 7% per annum and the rate increases by 1% per annum on each anniversary date of the Indenture. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1, commencing on January 1, 2009. At December 31, 2008 and March 31, 2009, we were in compliance with the financial covenants required under our Indenture.
     Long-term debt at December 31, 2008 and March 31, 2009 consisted of the following (amounts in thousands):

	December 31,	March 31,
	2008	2009
Syndicated credit facility with interest rates at either LIBOR plus a spread of 1.5-2.5% or the prime lending rate plus a spread of 0-0.25% due March 2013, collateralized by cash, investment property, accounts receivable, inventory, intangibles and equipment	$127,000	$144,847
Second lien notes due November 2013 with an initial interest rate of 7.0% per annum which increases 1% per annum on the anniversary date of the indenture, collateralized by a second priority lien on Superior’s assets secured by the Syndicated Credit Facility	80,000	80,000
Mortgage notes payable to a bank with interest at the bank’s prime lending rate minus 1%, payable in monthly installments of $8,622 plus interest through January 2021, collateralized by real property	1,109	1,081
Notes payable to sellers with nominal interest rates due through December 2010, collateralized by specific buildings and equipment	90	76

	208,199	226,004
Less — Payments due within one year	157	157

Total	$208,042	$225,847

     Principal payments required under our long-term debt obligations during the next five years and thereafter are as follows: 2009-$157,000, 2010-$126,000, 2011-$103,000, 2012-$103,000, 2013-$224,950,000 and thereafter $565,000.
Capital Lease Obligations
     In connection with the Diamondback asset purchase (Note 3), Superior recorded capital leases on equipment that extend through 2011. Assets held under capital leases totaling $3.0 million net book value are included in property, plant and equipment within the equipment and vehicles asset class. Amortization of assets recorded under capital leases is reported in depreciation, amortization and accretion expense.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future minimum lease payments under capital leases as of March 31, 2009 are (amounts in thousands):

Due in 1 year	$2,034
Due in 2 years	1,002
Due in 3 years	235

Total minimum payments	3,271
Less amounts representing interest	256

Total obligation under capital leases	3,015
Less current portion	1,815

Long-term portion	$1,200

6. Stockholders’ equity
Common Stock
     We are authorized to issue 70,000,000 shares of common stock, $0.01 par value per share, of which 23,620,578 and 23,794,198 shares of common stock were outstanding as of December 31, 2008 and March 31, 2009, respectively. All of our currently outstanding shares of common stock are listed on the NASDAQ Global Select Market under the symbol “SWSI”.
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
Preferred Stock
     We are authorized to issue 10,000,000 shares of preferred stock, $0.01 par value per share, of which 75,000 shares of preferred stock were outstanding both at December 31, 2008 and March 31, 2009. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our Board of Directors. The Board may fix the number of shares constituting each series and increase or decrease the number of shares of any series.
     In November 2008, we issued 75,000 shares of Series A 4% Convertible Preferred Stock (“Series A Preferred Stock”) in connection with the Diamondback asset purchase. The Series A Preferred Stock is perpetual and ranks senior to our common stock with respect to payment of dividends, and amounts upon liquidation, dissolution or winding up. As of December 31, 2008 and March 31, 2009, 75,000 shares of a Series A Preferred Stock were outstanding.
     Dividends
     Series A preferred stockholders are entitled to receive, when, as and if declared by the Board of Directors out of our assets legally available therefore, cumulative cash dividends at the rate per annum of $40.00 per share of Series A Preferred Stock. Dividends on the Series A Preferred Stock are payable quarterly in arrears on December 1,

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
     Liquidation Preference
     The Series A preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $1,000 per share (“Liquidation Value”) plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series A preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series A Preferred Stock. As of December 31, 2008 and March 31, 2009, our Series A Preferred Stock had a liquidation preference of $75.1 million.
     Redemption
     The Series A Preferred Stock is redeemable at any time on or after November 18, 2013 and Superior, at its option, may redeem any or all at 101% of the Liquidation Value, plus, all accrued dividends with respect thereto to the redemption. The redemption price is payable in cash.
     Voting Rights
     Except as otherwise from time to time required by applicable law or upon certain events of preferred default, as defined, the Series A preferred stockholders have no voting rights and their consent is not required for taking any corporate action. When and if the Series A preferred stockholders are entitled to vote, each holder will be entitled to one vote per share.
     Conversion
     Each share of Series A Preferred Stock is convertible, in whole or in part at the option of the holders thereof, into shares of common stock at a conversion price of $25.00 per share of common stock (equivalent to a conversion rate of 40 shares of common stock for each share of Series A Preferred Stock), representing 3,000,000 common shares at December 31, 2008 and March 31, 2009. The right to convert shares of Series A Preferred Stock called for redemption will terminate at the close of business on the day preceding a redemption date.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     During 2006, Superior granted restricted common stock awards that totaled 290,900 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2006 of 50,000, 67,000 and 173,900, respectively. During 2007, Superior granted restricted common stock awards that totaled 135,200 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2007 of 22,000, 26,000 and 87,200, respectively. During 2008, Superior granted restricted common stock awards that totaled 176,400 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2008 of 12,000, 32,500 and 131,900, respectively. During 2009, Superior granted restricted common stock awards that totaled 186,250 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2009 of 18,000, 33,500 and 134,750, respectively. Each award is subject to a service requirement that requires the director, officer or key employee to continuously serve as a member of the Board of Directors or as an employee of Superior from the date of grant through the number of years following the date of grant as set forth in the following schedule. Under the terms of the Stock Incentive Plan, vested shares may be issued net of a number of shares necessary to satisfy the participant’s income tax obligation. Such amounts are recorded as shares retired. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the following schedule:

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
     Under the 2005 Stock Incentive Plan, the fair value of the restricted stock awards is based on the closing market price of Superior’s common stock on the date of grant. A summary of the activity of Superior’s restricted stock awards are as follows:

		Weighted
		Average Grant
	Number of	Date Fair Value
	shares	Per Share

Nonvested at December 31, 2007	371,415	$26.57
Granted	176,400	16.98
Vested	(50,479)	26.92
Forfeited	(22,870)	24.26
Retired	(11,380)	27.28

Nonvested at December 31, 2008	463,086	$22.97
Granted	186,250	9.11
Vested	(66,146)	25.22
Forfeited	(4,150)	24.14
Retired	(8,480)	25.93

Nonvested at March 31, 2009	570,560	$18.14

     The aggregate market value of cumulative awards was approximately $14.6 million, before the impact of income taxes. At March 31, 2009, Superior’s unrecognized compensation costs related to non-vested awards amounted to $7.6 million. Superior is recognizing the expense in connection with the restricted share awards ratably over the five year vesting period. Compensation expense related to the stock incentive plan for the three months ended March 31, 2008 and 2009 was $615,000 and $737,000, respectively.

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
     The provision for income taxes is comprised of:

	Three months ended March 31,
	2008	2009
	(amounts in thousands)
Current:
State and local	$177	$(800)
U.S. federal	830	(11,486)

Total current	1,007	(12,286)

Deferred:
State and local	211	115
U.S. federal	978	4,419

Total deferred	1,189	4,534

Provision (benefit) for income tax expense	$2,196	$(7,752)

     Significant components of Superior’s deferred tax assets and liabilities are as follows:

	December 31,	March 31,
	2008	2009
	(amounts in thousands)
Deferred tax assets:
Restricted stock	$1,233	$606
Accrued expenses and other	1,516	1,845
Alternative minimum tax	505	505
Allowance for doubtful accounts receivable	1,022	1,234
State operating loss carryforward	—	872

Total deferred tax assets	4,276	5,062

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(49,082)	(54,403)

Total deferred tax liabilities	(49,082)	(54,403)

Net deferred taxes	$(44,806)	$(49,341)

     A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

	Three months ended March 31,
	2008	2009
Federal statutory tax rate	35%	35%
Impact of vesting of restricted stock	7	3
State income taxes	5	2
Other	1	.5

Effective income tax rate	48%	34.5%

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. 401(k) Plan
     Superior Well has a defined contribution profit sharing/401(k) retirement plan (''the Plan’’) covering substantially all employees. Employees are eligible to participate after six months of service. Under terms of the Plan, employees are entitled to contribute up to 15% of their compensation, within limitations prescribed by the Internal Revenue Code. Superior Well may elect to make discretionary contributions to the Plan, all subject to vesting ratably over a three-year period.
9. Related-Party Transactions
     Superior Well provides technical pumping services and down-hole surveying services to a customer owned by certain stockholders and directors of Superior. The total amounts of services provided to this affiliated party for the three months ended March 31, 2008 and 2009 were approximately $2,945,000 and $751,000, respectively. The accounts receivable outstanding from the affiliated party were $212,000 and $306,000 at December 31, 2008 and March 31, 2009, respectively.
     Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain stockholders and directors of Superior. The total amounts paid to these affiliated parties were approximately $899,000, and $734,000 for the three months ended March 31, 2008 and 2009, respectively. Superior Well had accounts payable to these affiliates of $250,000 and $146,000 at December 31, 2008 and March 31, 2009, respectively.
     In connection with the Diamondback asset purchase (Note 3), Superior Well entered into a transition services agreement to provide temporary services to Diamondback Energy Holdings, LLC, which terminates on June 30, 2009. These services include assistance in payroll, information technologies and certain other corporate support service matters. The total amount of services provided to Diamondback for the three month period ended March 31, 2009 was approximately $102,000. The accounts receivable outstanding from the affiliated party were $49,000 and $102,000 at December 31, 2008 and March 31, 2009, respectively.
     In connection with the Diamondback asset purchase (Note 3), Superior Well entered into facility leases with an affiliate of Diamondback Holdings, LLC. The lease terms range from nine months to five years and the monthly lease payments are approximately $122,000. Rent expense for these leased facilities for the three month period ended March 31, 2009 was $367,000. Rent expense for these lease facilities that was unpaid at December 31, 2008 and March 31, 2009 was approximately $143,000 and $20,000, respectively, and is reflected in accounts payable.
10. Commitments and Contingencies
     Minimum annual rental payments, principally for non-cancelable real estate and vehicle leases with terms in excess of one year, in effect at December 31, 2008, were as follows: 2009-$9,396,000; 2010-$7,851,000; 2011-$6,007,000; 2012-$4,308,000 and 2013-$2,575,000.
     Total rental expense charged to operations was approximately $1,181,000 and $2,477,000 for the three months ended March 31, 2008 and 2009, respectively.
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
     Superior had commitments of approximately $19.8 million and $7.8 million for capital expenditures as of December 31, 2008 and March 31, 2009, respectively.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Superior is involved in various legal actions and claims arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of the operations or cash flow of Superior.
11. Business segment information
     SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way our management organizes the operating segments for making operational decisions and assessing financial performance. We evaluate performance and allocate resources based on operating income (loss). During the three months ended March 31, 2008, we only had one reportable segment, technical services. In November 2008, as a result of the Diamondback asset acquisition, we added fluids logistics services, thus we now have two reportable operating segments, technical services and fluid logistics, as seen below:

Three months ended March 31, 2009
	Technical	Fluid
	Services	Logistics	Corporate	Total
		(in thousands)
Net revenue	$113,260	$9,021	$—	$122,281
Depreciation and amortization	$15,919	$1,433	$133	$17,485
Operating loss	$(13,033)	$(2,211)	$(3,850)	$(19,094)
Capital expenditures	$9,219	$10	$127	$9,356
As of March 31, 2009 segment assets	$585,344	$56,035	$10,783	$652,162
     We do not allocate interest expense, other expense or tax expense to the operating segments. The following table reconciles operating income as reported above to net income for the three months ended March 31, 2009.

Three months
ended March 31,
2009
(in thousands)
Segment operating loss	$(19,094)
Interest expense	3,176
Other expense	193
Income taxes	(7,752)

Net loss	$(14,711)

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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Superior’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long term debt. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The carrying value of Superior’s Syndicated Credit Facility and mortgage notes payable approximates fair value at December 31, 2008 and March 31, 2009, since the interest rates are market-based and are generally adjusted periodically, representing Level 1 measurements.
     The Second Lien Notes are not actively traded in an established market. The fair values of this debt are estimated by using Standard & Poor’s leveraged loan composite indices with similar terms and maturity, that is, a Level 2 fair value measurement. The fair value of the Second Lien Notes was $77.8 million compared to a carrying value of $80.0 million at March 31, 2009.
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
Cautionary Statement Regarding Forward-Looking Statements
     This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:
•	a decrease in domestic spending by the oil and natural gas exploration and production industry;

•	a decline in or substantial volatility of crude oil and natural gas commodity prices;

•	current weaknesses in the credit and capital markets and lack of credit availability;

•	overcapacity and competition in our industry;

•	unanticipated costs, delays and other difficulties in executing our growth strategy, including difficulties associated with the integration of our Diamondback acquisition;

•	the loss of one or more significant customers;

•	the loss of or interruption in operations of one or more key suppliers;

•	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings.
     When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by us in other reports and filings with the SEC. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
     In November 2008, we purchased the pressure pumping, fluid logistics and completion, production and rental tools business lines from Diamondback for approximately $202.0 million. The acquisition consideration consisted of $71.5 million in cash, $42.9 million of our Series A 4% Convertible Preferred Stock ($75 million liquidation preference) (“Series A Preferred Stock”) and $80 million in second lien notes aggregating $194.4 million plus $7.6 million of transaction costs for a total purchase price of $202.0 million. See Note 3 to our consolidated financial statements for more information. As part of the acquisition, we acquired 128,000 horsepower, 105 transports and trucks, 400 frac tanks and six water disposal wells. The assets that we purchased from Diamondback are operating in the Anadarko, Arkoma and Permian Basins, as well as the Barnett Shale, Woodford Shale, West Texas, Southern Louisiana and Texas Gulf Coast.
Services Offered
     Our services are conducted through two principal business segments, which are technical services and fluid logistics. Each business segment includes service lines that contain similarities among customers, financial performance and management, as well as the economic and business conditions impacting their activity levels. Technical services include technical pumping, down-hole surveying and completion, production and rental tool services. Fluid logistics services include those services related to the transportation, storage and disposal of fluids that are used in the drilling, development and production of hydrocarbons. Substantially all of our customers are domestic oil and natural gas exploration and production companies that typically require all types of services in their operations. Our operating revenue from these operations, and their relative percentages of our total revenue, consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2008		2009
Revenue:
Technical pumping services	$93,441	100.0%	$113,274	92.6%
Fluid Logistics	—	—	9,007	7.4

Total revenue	$93,441	100.0%	$122,281	100.0%

The following is a brief description of our services:
     Technical Services
     Technical Pumping Services
     We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 59.1%, 6.8% and 23.0% of our revenue for the three months ended March 31, 2008 and 65.0%, 5.7% and 13.6% of our revenue for the three months ended March 31, 2009, respectively. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue for the three months ended March 31, 2008 and 2009. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.

     Completion, Production and Rental Tool Services
     Completion and production services were added in connection with the Diamondback asset acquisition and accounted for 3.1% or our revenues for the three months ended March 31, 2009. Our completion and production services and other production related activities include specialty services, many of which are performed after drilling has been completed. Consequently, these services occur later in the lifecycle while a well is being completed or during the production stage. These specialty services include plugging and abandonment and roustabout services, as well as the sale and rental of equipment. These services require skilled personnel and various types and sizes of equipment. As newly drilled oil and natural gas wells are prepared for production, our completion services include selectively testing producing zones of the wells before and after stimulation.
     Down-Hole Surveying Services
     We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 11.1% and 5.2% of our revenue for the three months ended March 31, 2008 and 2009, respectively. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.
     Fluid Logistics Services
     Oil and natural gas operations use and produce significant quantities of fluids. We provide a variety of services to assist our customers to obtain, transport, store and dispose of fluids that are involved in the drilling, development and production of hydrocarbons. We own or lease over 100 fluid hauling transports and trucks, which are used to transport various fluids in the lifecycle of an oil or natural gas well. As of March 31, 2009, we also owned approximately 400 frac tanks, which are rented to producers for use in fracturing and stimulation operations plus other fluid storage needs. We use our fleet of fluid hauling trucks to fill and empty the frac tanks and we deliver and remove these tanks from the well sites. As of March 31, 2009, we owned and operated six water disposal wells in Texas and Oklahoma. The disposal wells are an important component of fluid logistic operations as they provide an efficient solution for the disposal of waste waters. Fluid logistics accounted for approximately 7.4% of our revenues for the three months ended March 31, 2009.
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
     Operating Income per Operating Region.
     We currently service customers in five operating regions through our 34 service centers. In April 2009, we closed the Wooster, OH and Cleveland, OK service centers due to significant activity declines in those areas. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania; Kimball, Buckhannon and Jane Lew, West Virginia; Norton, Virginia; and Gaylord, Michigan. Our Southeast region service centers are located in Cottondale, Alabama; Columbia, Mississippi; and Bossier City and Broussard, Louisiana. Our Mid-Continent region service centers are located in Hominy, Enid, Clinton, Marlow, Countyline, Sweetwater, Coalgate, and Elk City, Oklahoma; Hays, Kansas; and Van Buren, Arkansas. Our Rocky Mountain region service centers are located in Vernal, Utah; Farmington, New Mexico; Rock Springs, Wyoming; Williston, North Dakota; and Trinidad and Brighton, Colorado. Our Southwest region service centers are located in Alvarado, Cresson, Tolar, Midland and Victoria, Texas; and Artesia, New Mexico.
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
     Material and Labor Expenses as a Percentage of Revenue.
     Material and labor expenses are composed primarily of cost of materials, maintenance, fuel and the wages of our field personnel. Although, the cost of these expenses as a percentage of revenue has historically remained relatively stable for our established service centers, the industry has experienced an unprecedented decline in drilling activity during the first quarter of 2009. This rapid and deep reduction in drilling activity has resulted in heavy pricing pressure and severe margin contraction in all our service offerings.
     Our material costs primarily include the cost of inventory consumed while performing our stimulation, nitrogen and cementing services. We try to pass on to our customers the increases in our material and fuel costs. However, due to the timing of our marketing and bidding cycles, there is generally a delay of several weeks or months from the time that we incur an actual price increase until the time that we can pass on that increase to our customers. In the current competitive environment, it is very difficult to pass on cost increases to our customers.
     Our labor costs consist primarily of wages for our field personnel. If we experience a shortage of qualified supervision personnel and equipment operators in certain areas in which we operate, it is possible that we will have to raise wage rates to attract and train workers from other fields in order to maintain or expand our current work force. We try to pass on higher wage expenses through an increase in our service rates. In the current competitive environment, it is very difficult to pass on these increases to our customers.

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
     EBITDA.
     We define EBITDA as net income before interest expense, income tax expense, non-cash stock compensation expense and depreciation, amortization, and accretion expense. Our management uses EBITDA:
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
     Our Industry and Overview
     We provide products and services primarily to domestic onshore oil and natural gas exploration and production companies for use in the drilling and production of oil and natural gas. The main factor influencing demand for well services in our industry is the level of drilling activity by oil and natural gas companies, which, in turn, depends largely on current and anticipated future natural gas and crude oil prices and production depletion rates. Long-term forecast for energy demand suggests an increasing demand for oil and natural gas, which when coupled with flat or declining production curves, we believe should result over the long-term in higher natural gas and crude oil commodity prices. For example, the Energy Information Administration of the U.S. Department of Energy, or EIA, forecasts that U.S. natural gas consumption will increase at an average annual rate of 0.2% through 2030. The EIA also forecasts that U.S. oil production will increase at an average annual rate of 1.7% and natural gas production will increase at an average annual rate of 0.3%.
     The recent drop in commodity prices for oil and gas, coupled with the volatility in the equity and credit markets, have caused many exploration and production companies to announce reductions in their capital spending. The reduced demand for our services has resulted in weaker activity and significant pricing pressures for our service offerings. We continue to believe in the long term fundamentals for the business. However, the weakened economic and credit markets, and the current excess supply of oil and natural gas, has caused the short and mid-term outlook for our business and the industry to remain uncertain. The industry experienced an unprecedented decline in drilling activity during the first quarter of 2009. Drilling rig counts fell more than 50% from the 2008 highs, with no certainty as to when they will be bottoming out. As a result, we are seeing pricing erosion and severe margin contraction in all of our service offerings and we believe these pressures will continue until drilling activity stabilizes and the current imbalance of excess capacity is reabsorbed.
     Business Outlook
     The current economic and credit environment has lowered demand for energy and resulted in significantly lower prices for crude oil and natural gas. Demand for the majority of our services is dependent on the level of oil and gas expenditures made by our customers in the exploration and production industry. These expenditures are sensitive to the oil and gas prices our customers receive for their production, the industry’s view of future oil and gas prices and our customers ability to access the financial and credit markets. Since the last half of 2008, the financial and credit markets have weakened substantially and demand for natural gas and crude oil declined. As a result, natural gas and crude oil prices have fallen sharply, which has caused a decline in the demand for our services as customers have reduced their exploration and production expenditures. With the current commodity price and credit environment, we expect that drilling activity will remain substantially lower in 2009 compared to 2008, which we believe will result in heavy pricing pressure for our services until the drilling activity stabilizes and the current imbalance of excess capacity is reabsorbed. If economic conditions continue to worsen, the demand for our services could continue to decrease as customers make further reductions in their oil and gas expenditures. Additionally, the reduction in cash flows being experienced by some of our customers due to lower commodity prices coupled with the weakening of the credit and capital markets could have an adverse impact on our results of operations and cash flows. The extent and duration of the economic downturn and financial market deterioration is uncertain at this time, but we will continue to focus on reducing our workforce in locations experiencing significant activity decline, negotiating pricing reductions from our vendors, minimizing discretionary spending and improving our working capital.
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
     Our revenues from each operating region, and their relative percentage of our total revenue, consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2008		2009
		Percent of		Percent of
Region	Revenue	Revenue	Revenue	Revenue
Appalachian	$35,826	38.3%	$30,574	25.0%
Southeast	17,139	18.3	21,403	17.5
Southwest	14,097	15.1	36,312	29.7
Mid-Continent	17,534	18.8	25,974	21.2
Rocky Mountain	8,845	9.5	8,018	6.6

Total	$93,441	100.0%	$122,281	100.0%

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

     Our Results of Operations
     Our results of operations are derived primarily by three interrelated variables: (1) market price for the services we provide; (2) drilling activities of our customers; and (3) cost of materials and labor. To a large extent, the pricing environment for our services will dictate our level of profitability. Our pricing is also dependent upon the prices and market demand for oil and natural gas, which affect the level of demand for, and the pricing of, our services and fluctuates with changes in market and economic condition and other factors. In recent months, increased capacity in certain of our operating regions has resulted in significant downward pricing pressure and increased discounts in our service prices. We expect this downward pressure to continue in these regions until the level of activity increases to absorb the excess capacity. To a lesser extent, seasonality can affect our operations in the Appalachian region and certain parts of the Mid-Continent and Rocky Mountain regions, which may be subject to a brief period of diminished activity during spring thaw due to road restrictions. As our operations have expanded in recent years into new operating regions in warmer climates, this brief period of diminished activity has a lesser impact on our overall results of operations.
     Historical market conditions are reflected in the table below:

	March 31,
	2008	2009	% Change

Rig count [1]

Crude Oil	350	217	(38.0)%
Natural gas	1,447	810	(44.0)

Total U.S. land rigs	1,797	1,027	(42.8)%

	Three Months Ended March 31,
	2008	2009	% Change

Commodity prices (avg.):
Crude Oil (West Texas Intermediate)	$97.90	$43.08	(56.0)%
Natural gas (Henry Hub)	8.61	4.56	(47.0)%
     Given the current commodity price and credit environment, we expect that drilling activity will continue to be substantially lower in 2009 compared to 2008, which we believe will reduce demand and prices we receive for our services. We have already seen lower rig counts in the first quarter of 2009 and further reductions are expected to occur until the activity level bottoms out. However, we believe our ability to service more technically complex plays, our participation in many of the most active drilling plays in the United States, as well as our regional strength in the Appalachian region, will generally help us to maintain our competitive position.

[1]	Estimate of activity as measured by Baker Hughes Inc. for average active U.S. land drilling rigs as of March 28, 2008 and March 27, 2009.

     Results for the three months ended March 31, 2008 and 2009
     Our results of operations from our primary categories of services consisted of the following for the three month periods ended March 31, 2008 and 2009:

	Three Months Ended
	March 31,
	2008	2009
Statement of Operations Data:
Revenues:
Technical pumping services	$83,088	$103,075
Down-hole surveying services	10,353	6,402
Completion services	—	3,797

Total Technical Services	93,441	113,274
Fluid Logistics	—	9,007

Total revenue	93,441	122,281

Expenses:
Cost of revenue	78,778	125,320
Selling, general, and administrative	9,544	16,055

Total expense	88,322	141,375

Operating income (loss)	$5,119	$(19,094)

     Revenue
     The following table summarizes the dollar and percentage changes for the types of oilfield service revenues for the three month period ended March 31, 2008 when compared to the same period in 2009 (dollars in thousands):

	Three Months Ended March 31,
			$	%
	2008	2009	change	change
Revenues by service type:
Stimulation	$55,267	$79,505	$24,238	43.9%
Cementing	21,476	16,595	(4,881)	(22.7)
Nitrogen	6,345	6,975	630	9.9

Technical pumping services	83,088	103,075	19,957	24.0
Down-hole surveying services	10,353	6,402	(3,951)	(38.2)
Completion services	—	3,797	3,797	100.0

Total technical services	93,441	113,274	19,803	21.2
Fluid logistics	—	9,007	9,007	100.0

Total revenue	$93,441	$122,281	$28,840	30.9%

     The following table summarizes the dollar and percentage change in our revenues from each operating region for the three months ended March 31, 2008 when compared to the same period in 2009 (dollars in thousands):

	Three Months Ended March 31,
			$	%
	2008	2009	change	change
Region:
Appalachian	$35,826	$30,574	$(5,252)	(14.7)%
Southeast	17,139	21,403	4,264	24.9
Southwest	14,097	36,312	22,215	157.6
Mid-Continent	17,534	25,974	8,440	48.1
Rocky Mountain	8,845	8,018	(827)	(9.3)

Total	$93,441	$122,281	$28,840	30.9%

     Revenues reached $122.3 million for the first quarter of 2009 which increased 30.9% as compared to the same period last year. The year-over-year revenue growth was a result of increased revenues from the Diamondback asset acquisition and increased activity levels at new service centers that were established within the last twelve months (“New Centers”). New Centers and the Diamondback asset acquisition represented $9.7 million and $35.6 million of the revenue increases between the first quarter of 2009 as compared to the first quarter of 2008, respectively. These increases were partially offset by the rapid decline in drilling activity in our operating regions. Drilling activity levels in most of our operating regions were significantly impacted by decreased oil and gas exploration and development spending. Demand for our service was impacted by a rapid and deep decline in drilling rig activity during the first quarter of 2009 as well as the weakened economic and credit markets. As a result, we experienced pricing erosion in all of our service offerings during the first quarter of 2009 compared to the first quarter of 2008. As a percentage of gross revenue, sales discounts increased 7.7% in the first quarter of 2009 compared to the first quarter of 2008 due to increased capacity and increased competition in certain of our operating regions which resulted in significant downward pricing pressure on our service prices. New service centers historically have higher sales discounts than our established service centers because they typically price their services below competitors to initially penetrate new markets. All of our operating regions experienced higher sales discounts for the first quarter of 2009 compared to the first quarter of 2008. Our stimulation, nitrogen and cementing services continue to see the greatest downward pricing pressure. During the first quarter of 2009 we also saw the negative impact from the elimination of fuel surcharges which we were receiving from our customers during the first quarter of 2008.
     Cost of Revenue
     Cost of revenue increased 59.1% or $46.5 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. As a percentage of net revenue, cost of revenue increased to 102.5% for the first quarter of 2009 from 84.3% for the first quarter of 2008 due primarily to higher material costs that could not be pushed on to our customers due to the current competitive environment, lower labor utilization due to the drop in drilling activity and higher depreciation expenses. New Centers and the Diamondback asset acquisition represented approximately $9.9 million and $37.9 million of the cost of revenue increases for the first quarter of 2009 compared to the first quarter of 2008, respectively. As a percentage of net revenue, material costs, labor expense and depreciation increased in the first quarter of 2009 compared to the first quarter of 2008 by 6.1%, 6.7%, and 5.0%, respectively. Material costs as a percentage of gross revenues remained flat between the first quarter of 2009 compared to the first quarter of 2008. However, the year-over-year increase in material costs as a percentage of net revenue was due to a larger percentage of our services being performed in regions where material costs were discounted more heavily. Labor expenses as a percentage of revenues increased 6.7% to 28.1% in the first quarter of 2009 compared to the first quarter of 2008 because of lower utilization due to rapidly declining service demand as well as excess personnel costs maintained during the integration of the Diamondback asset acquisition. Depreciation expense increased 5.0% in the first quarter of 2009 compared to the first quarter of 2008 due to additional assets acquired through the Diamondback asset acquisition which have not been fully utilized. Additionally, the higher level of sales discounts during the first quarter of 2009 compared to the first quarter of 2008 impacts the comparability of the year-over-year increases for materials, labor and depreciation.
     Selling, General and Administrative Expenses (SG&A)
     SG&A expenses increased 68.2% or $6.5 million for the first quarter of 2009 compared to the first quarter of 2008. As a percentage of revenue, SG&A expenses increased by 2.9% to 13.1% for the first quarter of 2009 from 10.2% for the first quarter of 2008. During the fourth quarter of 2008, we completed the Diamondback asset acquisition which increased SG&A expenses in the first quarter of 2009 by $4.7 million. As a percentage of revenue, the portion of labor expenses included in SG&A expenses increased 2.3% to 8.7% in the first quarter of 2009 compared to the first quarter of 2008 due to the hiring of additional personnel in connection with the Diamondback asset acquisition. Additionally, the higher level of sales discounts during the first quarter of 2009 compared to the first quarter of 2008 impacts the comparability of the year-over-year increases for labor.
     Operating Income/ Loss
     Operating loss was $19.1 million for the first quarter of 2009 compared to operating income of $5.1 million for the first quarter of 2008, a decrease of 474.5%. As a percentage of revenue, operating loss decreased to (15.6%) in the first quarter of 2009 from 5.5% in the first quarter of 2008. New Centers and the Diamondback asset acquisition decreased operating income by approximately $0.8 million and $7.1 million in the first quarter of 2009 compared to the first quarter of 2008, respectively. EBITDA decreased $15.1 million in the first quarter of 2009 compared to the first quarter of 2008 to $(1.1) million. For a definition of EBITDA, and a discussion of EBITDA as a performance measure, please see “How We Evaluate Our Operations-EBITDA.” For a reconciliation of EBITDA to net income, please see “Non-GAAP Accounting Measures.” Net income decreased $17.1 million to a net loss of $14.7 million in the first quarter of 2009 compared to the first quarter of 2008 due to decreased activity levels as described above.
     Liquidity and Capital Resources
     We rely on cash generated from operations, public and private offerings of debt and equity securities and borrowings under our Syndicated Credit Facility to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At March 31, 2009, we had $2.5 million of cash and cash equivalents and $98.9 million of availability under our bank credit facilities that can be used to fund operating cash flow shortfalls, planned capital expenditures and to make acquisitions. We believe this liquidity is adequate to meet operational and capital expenditures needs in 2009.
     Our Credit Agreement and the Indenture contain covenants including those that require us to maintain (1) a fixed charge coverage ratio (defined as the ratio of consolidated EBITDA minus maintenance capital expenditures to fixed charges (as such terms are defined in the Credit Agreement and the Indenture)) for the most recent four quarters of not less than 1.75 to 1.0; and (2) a leverage ratio of indebtedness to consolidated EBITDA (as such terms are defined in the Credit Agreement and the Indenture) for the most recent four quarters of 3.0 to 1.0 or less. In addition, the Credit Agreement and the Indenture contain covenants that restrict our ability to incur additional debt or sell assets, make certain investments, loans and acquisitions, guarantee debt, grant liens, enter into transactions with affiliates, engage in other lines of business and pay dividends and distributions. As of March 31, 2009, our fixed charge coverage and leverage ratios were 3.02:1.0 and 1.64:1.0, respectively, and we were in compliance with each of the covenants as of March 31, 2009.
     If our consolidated EBITDA maintains its current level, our ability to maintain existing levels of debt or incur additional indebtedness could be reduced. Any failure to be in compliance with any material provision or covenant of our Credit Agreement could result in a default which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our Credit Agreement. Additionally, an Event of Default under our Credit Agreement would result in an Event of Default under the Indenture governing our Second Lien Notes, which could require repayment of the outstanding principal and interest on such notes. To the extent it becomes necessary to address any anticipated covenant compliance issues, we may be required to sell a portion of our assets or issue additional securities, which would be dilutive to our shareholders. Given the condition of current credit and capital markets, any sale of assets or issuance of additional securities may not be on terms acceptable to us.
     Financial Condition and Cash Flows
     Financial Condition.
     Our working capital increased $15.0 million to $102.8 million at March 31, 2009 compared to December 31, 2008, primarily due to a $14.5 million decrease in accounts payable that resulted from decreased activity levels. In addition, income taxes receivable increased $12.3 million for tax refunds expected to be realized through the carryback of operating losses generated in 2009. This increase was partially offset by a decrease in trade accounts receivable of $8.0 million due to collections of receivables related to the Diamondback acquisition, which were outstanding for a limited time at December 31, 2008 due to the timing of the acquisition that occurred on November 18, 2008. The Diamondback acquisition required us to fund operational working capital, which was not able to be offset by accounts receivable collections due to invoices that were outstanding for a limited time at December 31, 2008. Borrowings on our Syndicated Credit Facility were used to fund cash flow used in operations of $6.9 million and capital expenditures (excluding acquisitions) totaling $9.4 million in 2009.
     Cash flows from operations.
     Our cash flow provided by (used in) operations decreased $9.8 million to $(6.3) million for the first quarter of 2009 compared to the first quarter of 2008, primarily due to our net loss and operating results for the first quarter of

2009. For a detailed comparison of 2009 and 2008 operating results please see “Results for the three months ended March 31, 2008 and 2009.” Working capital decreased the amount of cash flow used in operations due to a decline in accounts receivable and inventory. These decreases were partially offset a decrease in accounts payable and an increase in income taxes receivable. These decreases were partially offset due to a higher amount of deferred income taxes and depreciation and amortization of $4.5 million and $17.5 million, respectively.
     Cash flows used in investing activities.
     Net cash used in investing activities decreased from $26.8 million for the first quarter of 2008 to $9.2 million for the first quarter of 2009. The decrease was due a reduction in expansion capital expenditures related to our current operating conditions and our focus on reducing discretionary spending.
     Cash flows from financing activities.
     Net cash provided by financing activities decreased $1.8 million to $16.9 million for the first quarter of 2009. Our revolving credit facilities were used to fund our negative cash flow from operations, capital expenditures and payments on our capital lease obligations and preferred dividends for the three month period.
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
     We continually monitor new advances in pumping equipment and down-hole technology, as well as technologies that may compliment our existing businesses, and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. Our total 2009 capital expenditure budget is approximately $15 million. For the first quarter of 2009, we made capital expenditures of approximately $9.4 million to purchase new and upgrade existing pumping and down-hole surveying equipment and for maintenance on our existing equipment base. We plan to continue to focus on minimizing our discretionary spending and limiting our capital expenditures given the current operating environment.
     Historically, we have grown through organic expansions and selective acquisitions. Given the current operating conditions and marketplace, we do not anticipate that we will continue to invest significant capital to acquire businesses and assets for the remainder of 2009. We plan to continue to monitor the economic environment and demand for our services and adjust our business as necessary. We have actively considered a variety of businesses and assets for potential acquisitions and currently we have no agreements or understandings with respect to any acquisition. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “— Our Growth Strategy.” Management believes that cash flows from operations, combined with cash and cash equivalents and borrowings under our Syndicated Credit Facility, will provide us with sufficient capital resources and liquidity to manage our routine operations and fund capital expenditures that are presently projected.
     Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of March 31, 2009 or December 31, 2008.
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
     On September 30, 2008, we entered into a credit agreement (the “Credit Agreement”) evidencing a new Syndicated Credit Facility with a syndicate of lenders and financial institutions. The Syndicated Credit Facility matures on March 31, 2013 and provides for a $250.0 million secured revolving credit facility. The Syndicated Credit Facility replaced our existing $45.0 million revolving credit facility and $30.0 million standby term loan facility. The interest rate on borrowings under the Syndicated Credit Facility is set, at our option, at either LIBOR plus a spread of 1.5% to 2.5% or the prime lending rate plus a spread of 0.0% to 0.25%. The applicable spreads are based on the ratio of our “total debt” to its “EBITDA,” in each case as those terms are defined in the Credit Agreement. The weighted average interest rate for the standby term loan facility was 3.3% for the three months ended March 31, 2009. At March 31, 2009, we had $144.8 million outstanding under the Syndicated Credit Facility, $6.3 million in letters of credit outstanding and $98.9 million of available capacity.
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
     The Syndicated Credit Facility and the Second Lien Notes are both secured by our cash, investment property, accounts receivable, inventory, intangibles and equipment. We are subject to certain limitations under the Credit Agreement and the Indenture, including limitations on our ability to:
•	incur additional debt or sell assets;

•	make certain investments, loans and acquisitions;

•	guarantee debt;

•	grant liens;

•	enter into transactions with affiliates;

•	engage in other lines of business; and

•	pay dividends and distributions.
Both the Credit Agreement and the Indenture contain a total debt to EBITDA ratio and an interest coverage ratio as specified in the respective agreements. At March 31, 2009, we were in compliance with the financial covenants required under the Credit Agreement and the Indenture.
     At March 31, 2009, we had $1.2 million of other indebtedness, collateralized by specific buildings and equipment.
     Accounting standards not yet adopted
     In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact of adopting FSP SFAS 157-4; however, we do not expect it to have an effect on our consolidated financial statements.
     In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP SFAS 107-1 and APB 28-1”). This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. We will adopt the new disclosure requirements in our June 30, 2009 financial statements.
     Effective January 1, 2009, the Company adopted FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets as well as asset retirement obligations. The adoption of SFAS 157-2 did not have a significant impact on the Company’s operating results, financial position or cash flows.
     In June 2008, the FASB issued Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participation securities. The adoption of EITF 03-6-1 on January 1, 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.
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
     Revenue Recognition
     Our revenue is comprised principally of service revenue. Product sales represent approximately 1% of total revenues. Services and products are generally sold based on fixed or determinable pricing agreements with the customer and generally do not include rights of return. Service revenue is recognized, net of discount, when the services are provided and collectability is reasonably assured. Substantially all of our services performed for customers are completed at the customer’s site within one day. We recognize revenue from product sales when the products are delivered to the customer and collectability is reasonably assured. Products are delivered and used by our customers in connection with the performance of our cementing services. Product sale prices are determined by published price lists provided to our customers.
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

     Property, Plant and Equipment
     Our property, plant and equipment are carried at cost and are depreciated using the straight-line and accelerated methods over their estimated useful lives. The estimated useful lives range from 15 to 30 years for buildings and improvements, range from 5 to 15 years for disposal wells and equipment and range from 5 to 10 years for equipment and vehicles. The estimated useful lives may be adversely impacted by technological advances, unusual wear or by accidents during usage. Management routinely monitors the condition of equipment. Historically, management has not changed the estimated useful lives of our property, plant and equipment and presently does not anticipate any significant changes to those estimates. Repairs and maintenance costs, which do not extend the useful lives of the asset, are expensed in the period incurred.
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
     Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), no amortization is recorded for goodwill and /or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. We perform our goodwill impairment test annually, or more frequently, if an event or circumstances would give rise to an impairment indicator. Our goodwill impairment test is performed at the business segment levels, technical services and fluid logistics, as they represent our reporting units. Per SFAS 142, the impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill, and uses a future cash analysis based on the estimates and assumptions for our long-term business forecast. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is deemed to be not impaired. If the fair value of a reporting unit is less than its carrying amount, the second step of the goodwill impairment test is performed to determine the impairment loss, if any. This second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill, and if the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that goodwill, an impairment loss is recorded for the difference. Any impairment charge would reduce earnings. For the year ended December 2008, and for the three months ended March 31, 2009, the fair value of our reporting units exceeded their carrying amount, thus no impairment charge was recorded.

     Superior’s intangible assets consist of $33.1 million of goodwill and $9.5 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended March 31, 2008 and 2009, Superior recorded amortization expense of $253,000 and $582,000, respectively.
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
     Stock-Based Compensation
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. Our results of operations for the three months ended March 31, 2008 and 2009 include $615,000 and $737,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R.
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

     Non-GAAP Accounting Measures
     The following table presents a reconciliation of EBITDA with our net income for each of the periods indicated:

	Three Months Ended
	March 31,
	2008	2009
Reconciliation of EBITDA to Net Income:
Net income (loss)	$2,403	$(14,711)
Income tax expense	2,196	(7,752)
Interest expense	177	3,176
Stock compensation expense	615	737
Depreciation, amortization and accretion	8,646	17,485

EBITDA	$14,037	$(1,065)

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
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our floating rate borrowings, each of which have variable interest rates based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of December 31, 2008 and March 31, 2009 would result in an increase in interest expense and a corresponding decrease in net income, of less than $1.3 million and $1.4 million annually, respectively.
     Concentration of Credit Risk. Substantially all of our customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Two customers accounted for 16% and 11% for the three months ended March 31, 2008 and 22% and 12% of our revenue for the three months ended March 31, 2009. At December 31, 2008 and March 31, 2009, one customer accounted for 17% and eight customers accounted for 51% of our accounts receivable, respectively. At March 31, 2009, two customers accounted for 35% and 12% and eight customers accounted for 63% of Superior’s accounts receivable, respectively.
     Commodity Price Risk. Our fuel and material purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation, nitrogen and cementing services such as frac sand, cement and nitrogen. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Although we have entered into fixed price supply contracts for a portion of our sand needs, our materials inventory is impacted by price volatility. Historically we were generally able to pass along price increases to our customers, due to pricing commitments and the timing of our marketing and bidding cycles there is generally a delay of several weeks or months from the time that we incur a price increase until the time that we can pass it along to our customers. Given the current economic conditions and the decline in the overall demand for certain types of our services we are currently unlikely to be able to pass these price increases on to our customers.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (the “SEC”) and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by SEC rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer,

based upon their evaluation as of March 31, 2009, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
     In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described below and in our Annual Report on Form 10-K the year ended December 31, 2008, under Item 1A, “Risk Factors,” which could materially adversely affect our business, financial condition and results of operations. While these are the risks and uncertainties we believe are most important, you should know that they are not the only risks or uncertainties facing us or that may adversely affect our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also could impair our business operations and financial condition. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected.
Reduced cash flows from operations could result in a default under our Credit Agreement and the Indenture for our Second Lien Notes.
     Our Credit Agreement and the Indenture contain covenants including those that require us to maintain (1) a fixed charge coverage ratio (defined as the ratio of consolidated EBITDA minus maintenance capital expenditures to fixed charges (as such terms are defined in the Credit Agreement and the Indenture)) for the most recent four quarters of not less than 1.75 to 1.0; and (2) a leverage ratio of indebtedness to consolidated EBITDA (as such terms are defined in the Credit Agreement and the Indenture) for the most recent four quarters of 3.0 to 1.0 or less. In addition, the Credit Agreement and the Indenture contain covenants that restrict our ability to incur additional debt or sell assets, make certain investments, loans and acquisitions, guarantee debt, grant liens, enter into transactions with affiliates, engage in other lines of business and pay dividends and distributions. As of March 31, 2009, our fixed charge coverage and leverage ratios were 3.02:1.0 and 1.64:1.0, respectively, and we were in compliance with each of the covenants as of March 31, 2009.
     Demand for the majority of our services is dependent on the level of oil and gas expenditures made by our customers, which makes our operations sensitive to the current lower demand for energy and lower prices for oil and natural gas. Sustained or lower oil and natural gas prices could reduce our consolidated EBITDA and thus could further reduce our ability to maintain existing levels of debt or incur additional indebtedness. If our consolidated EBITDA maintains its current level, our ability to maintain existing levels of debt or incur additional indebtedness could be reduced. Any failure to be in compliance with any material provision or covenant of our Credit Agreement could result in a default which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our Credit Agreement. Additionally, an Event of Default under our Credit Agreement would result in an Event of Default under the Indenture governing our Second Lien Notes, which could require repayment of the outstanding principal and interest on such notes. To the extent it becomes necessary to address any anticipated covenant compliance issues, we may be required to sell a portion of our assets or issue additional securities, which would be dilutive to our shareholders. Given the condition of current credit and capital markets, any sale of assets or issuance of additional securities may not be on terms acceptable to us.
Item 6. Exhibits.
     See the Index to Exhibits included with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR WELL SERVICES, INC. Registrant
Dated: May 11, 2009	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a) Exhibits
The exhibits marked with an asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 3, 2005).

3.3	Certificate of Designations for Series A 4% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 21, 2008).

4.1	Specimen Stock Certificate representing our common stock (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on June 24, 2005).

4.2	Registration Rights Agreement dated as of July 28, 2005 by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 3, 2005).

4.3†	Form of Restricted Stock Agreement for Employees without Employment Agreements (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).

4.4†	Form of Restricted Stock Agreement for Executives with Employment Agreements (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).

4.5†	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).

4.6†	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2005).

4.7	Indenture, dated as of November 18, 2008, between Superior Well Services Inc. and its Subsidiaries and Wilmington Trust FSB (as Trustee and Collateral Agent), relating to the Second Lien due 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 21, 2008).

10.1† *	Letter Agreement between David E. Wallace and Superior Well Services Inc. dated April 17, 2009.

10.2† *	Letter Agreement between Jacob Linaberger and Superior Well Services Inc. dated April 17, 2009.

10.3† *	Letter Agreement between Rhys R. Reese and Superior Well Services Inc. dated April 17, 2009.

10.4† *	Letter Agreement between Thomas W. Stoelk and Superior Well Services Inc. dated April 17, 2009.

10.5† *	Letter Agreement between Daniel Arnold and Superior Well Services Inc. dated April 17, 2009.

10.6† *	Letter Agreement between Arty Straehla and Superior Well Services Inc. dated April 17, 2009.

31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the March 31, 2009 Quarterly Report on Form 10-Q.

31.2*	Sarbanes-Oxley Section 302 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the March 31, 2009 Quarterly Report on Form 10-Q.

32.1*	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the March 31, 2009 Quarterly Report on Form 10-Q.

32.2*	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the March 31, 2009 Quarterly Report on Form 10-Q.

†	Management contract or compensatory plan or arrangement.