Form 10-Q
period 2009-06-30
Superior Well Services, INC
filed 2009-08-10
CIK 1323715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     As of August 6, 2009, there were outstanding 23,797,505 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

SUPERIOR WELL SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

ii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2008	2009
	(in thousands, except per share data)
Current Assets:
Cash and cash equivalents	$1,637	$8,159
Trade accounts receivable, net of allowance of $2,755 and $3,489, respectively	104,549	65,919
Inventories	27,781	26,425
Prepaid expenses and other current assets	3,860	3,011
Assets held for sale	1,440	—
Advances on materials for future delivery	3,732	4,002
Income taxes receivable	1,934	20,385
Deferred income taxes	3,746	4,019

Total current assets	148,679	131,920

Property, plant and equipment, net	453,990	433,851
Goodwill	31,726	—
Intangible assets, net of accumulated amortization of $2,953 and $4,118, respectively	10,120	8,968
Deferred income taxes	530	22,825
Other assets	13,185	11,900

Total assets	$658,230	$609,464

Current Liabilities:
Accounts and construction payable-trade	$43,330	$19,101
Current portion of long-term obligations	1,291	2,562
Advance payments on servicing contracts	405	280
Accrued wages and health benefits	5,481	4,171
Other accrued liabilities	10,370	10,422

Total current liabilities	60,877	36,536

Long-term debt	208,042	229,468
Deferred income taxes	49,082	57,673
Long-term capital leases	2,171	345
Asset retirement obligation	443	399

Stockholders’ Equity:
Preferred stock, non-voting, par $0.01 per share, 10,000,000 shares authorized
Series A 4% Convertible Preferred stock, non-voting, 75,000 shares issued at December 31, 2008 (liquidation preference $75 million)	1	1
Common stock, voting, par $.01 per share, 70,000,000 shares authorized, 23,620,578 and 23,803,480 shares issued at December 31, 2008 and June 30, 2009, respectively	236	237
Additional paid-in capital	229,741	231,291
Retained earnings	107,637	53,514

Total stockholders’ equity	337,615	285,043

Total liabilities and stockholders’ equity	$658,230	$609,464

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
		(in thousands, except per share data)
Revenue	$119,734	$90,492	$213,174	$212,773

Cost of revenue	92,435	102,636	171,212	227,956

Gross profit (loss)	27,299	(12,144)	41,962	(15,183)

Selling, general and administrative expenses	10,682	13,948	20,226	30,003

Goodwill impairment	—	33,155	—	33,155

Operating income (loss)	16,617	(59,247)	21,736	(78,341)

Interest expense	233	3,150	410	6,326

Other income (expense), net	(40)	109	(383)	(84)

Income (loss) before income taxes	16,344	(62,288)	20,943	(84,751)

Income taxes (benefit)
Current	2,165	(5,865)	3,173	(18,151)
Deferred	4,588	(18,511)	5,777	(13,977)

	6,753	(24,376)	8,950	(32,128)

Net income (loss) before dividends on preferred stock	$9,591	$(37,912)	$11,993	$(52,623)

Dividends on preferred stock	—	(750)	—	(1,500)

Net income (loss) available to common stockholders	$9,591	$(38,662)	$11,993	$(54,123)

Earnings (loss) per common share:

Basic	$0.41	$(1.66)	$0.52	$(2.33)

Fully diluted	$0.41	$(1.66)	$0.52	$(2.33)

Weighted average shares outstanding — basic	23,152,566	23,221,080	23,146,962	23,213,064
Weighted average shares outstanding — diluted	23,269,440	26,221,080	23,273,029	26,213,064
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional
	Preferred		Paid-in	Retained
	Stock	Common Stock	Capital	Earnings	Total
			(in thousands)
BALANCE, DECEMBER 31, 2007	$—	$234	$184,432	$68,933	$253,599

Net income	—	—	—	11,993	11,993

Issuance of restricted stock awards	—	1	129	—	130

Restricted stock retired/forfeited	—	—	(227)	—	(227)
Share-based compensation	—	—	1,235	—	1,235

BALANCE, JUNE 30, 2008	$—	$235	$185,569	$80,926	$266,730

BALANCE, DECEMBER 31, 2008	$1	$236	$229,741	$107,637	$337,615

Net loss	—	—	—	(52,623)	(52,623)

Issuance of restricted stock awards	—	2	193	—	195

Restricted stock retired/forfeited	—	(1)	(114)	—	(115)
Share-based compensation	—	—	1,471	—	1,471

Preferred stock dividends	—	—	—	(1,500)	(1,500)

BALANCE, JUNE 30, 2009	$1	$237	$231,291	$53,514	$285,043

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2009
	(in thousands)
Cash flows from operations:
Net income (loss)	$11,993	$(52,623)
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	5,778	(13,977)
Depreciation, amortization, and accretion	18,110	35,476
Provision for bad debts	345	1,412
Goodwill impairment	—	33,155
Loss on disposal of equipment	411	139
Stock-based compensation	1,235	1,471
Changes in assets and liabilities:
Trade accounts receivable	(26,379)	37,218
Advance on materials for future delivery	—	1,237
Inventory	(2,403)	1,356
Prepaid expenses and other assets	67	849
Income tax receivable	1,786	(18,451)
Accounts payable	5,791	(21,275)
Advance payments on servicing contracts	(32)	(125)
Accrued wages and health benefits	101	(1,310)
Other accrued liabilities	360	52

Net cash provided by operations	17,163	4,604

Cash flows from investing:
Expenditure for property, plant and equipment, net of construction payables	(50,644)	(17,811)
Acquisition of businesses, net of cash acquired	—	(1,928)
Proceeds (expenditures) for other assets	271	(222)
Proceeds from sale of property, plant and equipment	878	2,427

Net cash used in investing	(49,495)	(17,534)

Cash flows from financing:
Principal payments on long-term debt	(74,705)	(101,679)
Proceeds from long-term borrowings	101,645	123,106
Issuance/retirement of restricted stock, net	(97)	80
Payment on capital lease obligations	—	(555)
Payment of preferred dividends	—	(1,500)

Net cash provided by financing	26,843	19,452

Net (decrease) increase in cash and cash equivalents	(5,489)	6,522

Cash and cash equivalents, beginning of period	5,510	1,637

Cash and cash equivalents, end of period	$21	$8,159

Supplemental disclosure of cash flow data:
Interest paid	$423	$4,376
Income taxes paid	1,387	299
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
     In November 2008, Superior purchased the pressure pumping, fluid logistics and completion, production and rental tool assets of Diamondback Energy Holdings, LLC (“Diamondback”). In connection with the asset purchase, Superior formed SWSI Fluids, LLC to acquire and operate the fluid logistics assets. SWSI Fluids, LLC is a wholly owned subsidiary of Superior.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Trade Accounts Receivable
     Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly independent oil and natural gas companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account. For the three month periods ended June 30, 2008 and 2009, Superior recorded a provision for uncollectible accounts receivable of $210,000 and $875,000, respectively. For the six month periods ended June 30, 2008 and 2009, Superior recorded a provision for uncollectible accounts receivable of $345,000 and $1,412,000, respectively.
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
     Advances on Material for Future Delivery
     In October 2008, Superior entered into a take-or-pay contract with Preferred Rocks USS, Inc. to purchase fracturing sand beginning in November 2008 through December 2015. In connection with the take-or-pay contract, Superior advanced $15 million for materials that will be delivered in the future. The advance on materials for future delivery will be used to offset future purchase commitments under the take-or-pay contract. At June 30, 2009, the portion of the advance expected to offset future purchases within the next twelve months amounted to $4.0 million and is reflected in current assets. Other assets include $9.5 million for advances expected to offset future purchases after one year.
     Property, Plant and Equipment
     Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line method over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements, range from 5 to 15 years for disposal wells and related equipment and range from 5 to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $9.2 million and $17.4 million for the three months ended June 30, 2008 and 2009, respectively. Depreciation expense, excluding intangible amortization, amounted to $17.6 million and $34.3 million for the six months ended June 30, 2008 and 2009, respectively.
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
     Insurance Expense
     Superior partially self-insures employee health insurance plan costs. The estimated costs of claims under this self-insurance program are accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. The self-insurance accrual is estimated based upon our historical experience, as well as any known unpaid claims activity. Judgment is required to determine the appropriate accrual levels for claims incurred but not yet received and paid. The accrual estimates are based primarily upon recent historical experience adjusted for employee headcount changes. Historically, the lag time between the occurrence of an insurance claim and the related payment has been approximately two months and the differences between estimates and actuals have not been material. The estimates could be affected by actual claims being significantly different. Presently, Superior maintains an insurance policy that covers claims in excess of $150,000 per employee.
     Income Taxes
     Superior accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). This statement requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in Superior’s financial statements or tax returns. Using this method, deferred tax liabilities and assets were determined based on the difference between the financial carrying amounts and tax bases of assets and liabilities using estimated effective tax rates. Prior to becoming wholly-owned subsidiaries of Superior, Superior Well and Bradford were not taxable entities for federal or state income tax purposes and, accordingly, were not subject to federal or state corporate income taxes. SFAS 109 also requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets on quarterly basis and valuation allowances are provided as necessary. We have not recorded any valuation allowances as of June 30, 2009.
     Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48, as amended May 2007 by FASB Staff Position (“FSP”) FIN 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48,” prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in financial statements. The adoption of FIN 48 did not have any impact on Superior’s total liabilities or stockholders’ equity. Superior’s balance sheets at December 31, 2008 and June 30, 2009 do not include any liabilities associated with uncertain tax positions; further Superior has no unrecognized tax benefits that if recognized would change the effective tax rate.
     We file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. We are not subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. Superior classifies interest expense and penalties related to income tax expense as interest expense. Interest and penalties for the three and six months ended June 30, 2008 and 2009 were insignificant in each period. We are subject to U.S. federal income tax examinations for the years after 2005 and we are subject to various state tax examinations for years after 2005.
     Asset Retirement Obligations
     Superior has an obligation to plug and abandon its disposal wells at the end of their operations. Superior records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of the assets and capitalizes an equal amount as a cost of the assets, depreciating it

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
over the life of the assets. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets and settlements of obligations. In November 2008, the asset retirement obligation was assumed through the Diamondback asset acquisition. Accretion expense for the three and six months ended June 30, 2009 was insignificant. There was no accretion expense for the three and six months ended June 30, 2008.
     Fair Value of Financial Instruments
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We adopted SFAS 159 on January 1, 2008 and did not elect to apply the fair value method to any eligible assets or liabilities at that time.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which is intended to increase consistency and comparability in fair value measurements by defining fair value establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, we adopted, without material impact on our consolidated financial statements, the provisions of SFAS 157 related to financial assets and liabilities.
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
     Goodwill and Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), no amortization is recorded for goodwill or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. We perform our goodwill impairment test annually, or more frequently, if an event or circumstances would give rise to an impairment indicator. These circumstances include, but are not limited to, significant adverse changes in the business climate. Our goodwill impairment test is performed at the business segment levels,

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
technical services and fluid logistics, as they represent our reporting units. Per SFAS 142, the impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill, and uses a future cash flow analysis based on the estimates and assumptions for our long-term business forecast. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is deemed to be not impaired. If the fair value of a reporting unit is less than its carrying amount, the second step of the goodwill impairment test is performed to determine the impairment loss, if any. This second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill, and if the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that goodwill, an impairment loss is recorded for the difference. Any impairment charge would reduce earnings.
     In accordance with SFAS 142, we performed an assessment of at December 31, 2008 and the tests resulted in no indications of impairment. However, we determined a “triggering event” requiring an interim assessment had occurred at June 30, 2009 because the oil and gas services industry continued to decline and our net book value has been substantially in excess of its market capitalization during the second quarter of 2009.
     To estimate the fair value of the business segments, we use a weighted-average approach of two commonly used valuation techniques; a discounted cash flow method and a similar transaction method. Our management assigns a weight to the results of each of these methods based on the facts and circumstances that are in existence for that testing period. During the second quarter of 2009, because of overall economic downturn, management assigned more weighting to the discounted cash flow method than the similar transaction method. Given the continued deterioration of the general economic and oil service industry conditions during 2009, management believed that similar transactions may not be as useful because the valuations may reflect distressed sales conditions. Accordingly, the similar transaction weighting was reduced to 10% during the second quarter of 2009.
     In addition to the estimates made by management regarding the weighting of the various valuation techniques, the creation of the techniques themselves requires significant estimates and assumptions to be made by management. The discounted cash flow method, which is assigned the highest weight by management, requires assumptions about future cash flows, future growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our forecasts and strategic plans, as well as the beliefs of management about future activity levels. In applying the discounted cash flow approach, the cash flow available for distribution is projected for a finite period of years. Cash flow available for distribution is defined as the amount of cash that could be distributed as a dividend without impairing our future profitability or operations. The cash flow available for distribution and the terminal value (our value at the end of the estimation period) are discounted to present value to derive an indication of value of the business enterprise. Based upon the result of SFAS 142 testing, total impairment was indicated for the goodwill in both of our business segments. As a result, we recorded a non-cash goodwill impairment loss of $33.2 million at June 30, 2009.
     Superior’s intangible assets consist of $9.0 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended June 30, 2008 and 2009, Superior recorded amortization expense of $253,000 and $583,000, respectively. For the six months ended June 30, 2008 and 2009, Superior recorded amortization expense of $506,000 and $1,165,000, respectively.
     Valuation of Finite-Lived Intangible and Tangible Assets
     In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) we perform impairment tests when a possible impairment may exist. Unlike goodwill and indefinite-lived intangible assets, fixed assets and finite-lived intangibles are not tested for impairment on a recurring basis, but only when circumstances or events indicate a possible impairment may exist. These circumstances or events are referred to as “trigger events” and examples of such trigger events include, but are not limited to, an adverse change in business conditions, a significant decrease in benefits being derived from an acquired business, or a significant disposal of a particular asset or asset class. If a trigger event occurs, an impairment test pursuant to SFAS 144 is performed based on an undiscounted cash flow analysis.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     We determined a “triggering event” requiring an assessment had occurred because the oil and gas services industry continued to decline and our net book value has been substantially in excess of its market capitalization during the second quarter of 2009. No impairment was indicated by this test.
     Concentration of Credit Risk
     Substantially all of Superior’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. One customer accounted for 17% and 28% of our revenue for the three months ended June 30, 2008 and 2009, respectively. One customer accounted for 17% of our revenue for the six months ended June 30, 2008 and two customers accounted for 24% and 11% of our revenue for the six months ended June 30, 2009. At December 31, 2008 and June 30, 2009, one customer accounted for 17% and 38% and eight customers accounted for 51% and 66% of Superior’s accounts receivable, respectively.
     Share Based Compensation
     Effective January 1, 2006, Superior adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. The three months ended June 30, 2008 and 2009 include $620,000 and $734,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R. The six months ended June 30, 2008 and 2009 include $1,235,000 and $1,471,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R.
     Weighted Average Shares Outstanding
     The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. For the three and six months ended June 30, 2009, net income was reduced by $750,000 and $1.5 million of preferred dividend payments to arrive at net income available to common stockholders, respectively. Diluted per share information is calculated by also considering the impact of restricted common stock on the weighted average number of shares outstanding.
     Although the restricted shares are considered legally issued and outstanding under the terms of the restricted stock agreement, they are still excluded from the computation of basic earnings per share. Once vested, the shares are included in basic earnings per share as of the vesting date. Superior includes unvested restricted stock with service conditions in the calculation of diluted earnings per share using the treasury stock method. Assumed proceeds under the treasury stock method would include unamortized compensation cost and potential windfall tax benefits. If dilutive, the stock is considered outstanding as of the grant date for diluted earnings per share computation purposes. If anti-dilutive, it would be excluded from the diluted earnings per share computation. 116,874 and 126,067 restricted shares were considered to be dilutive for the three and six months ended June 30, 2008. The restricted shares were anti-dilutive for the three and six months ended June 30, 2009.
     Additionally, we account for the effect of our Series A Preferred Stock (as defined in Note 3) in the diluted earnings per share calculation using the “if converted” method. Under this method, the $75 million of Series A Preferred Stock is assumed to be converted to common shares at the conversion price of $25.00, which equals three million “if converted” shares. The number of “if-converted” shares is weighted for the number of days outstanding in the period. The three million of “if converted” shares were outstanding for the entire six months ended June 30, 2009, so they are included in our diluted weighted average shares outstanding. If dilutive, these shares would be considered outstanding for the first half of 2009 for diluted earnings per share computation purposes. If anti- dilutive, these shares would be excluded from the diluted earnings per share computation. These “if converted” shares were anti-dilutive for the three and six months ended June 30, 2009. Superior did not have Series A Preferred Stock outstanding at June 30, 2008, so there were no “if-converted” shares to account for during that period.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Accounting Standards Not Yet Adopted
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement became effective for Superior beginning on June 30, 2009. The impact of adopting SFAS 165 had no effect on the accompanying consolidated financial statements.
     In April 2009, the FASB issued three new FSPs relating to fair value accounting; FAS 157-4, “Determining Fair Value When Market Activity Has Decreased,” FSP FAS 115-2 and FAS 124-2, “Other-Than-Temporary Impairment” and FSP FAS 107-1/APB 28-1, “Interim Fair Value Disclosures for Financial Instruments.” These FSPs impact certain aspects of fair value measurement and related disclosures. The provisions of these FSPs were effective beginning in the second quarter of 2009. The impact of adopting these FSPs did not have a material effect on Superior’s consolidated results of operations or financial position.
     Effective January 1, 2009, Superior adopted FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets as well as asset retirement obligations. The adoption of SFAS 157-2 did not have a significant impact on Superior’s operating results, financial position or cash flows.
     In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participation securities. The adoption of EITF 03-6-1 on January 1, 2009 did not have a significant impact on Superior’s operating results, financial position or cash flows.
3. Business Combinations
     Assets acquired in business combinations were recorded on Superior’s consolidated balance sheets as of the date of the respective acquisition based upon their estimated fair values at such dates. The results of operations of businesses acquired by Superior have been included in Superior’s consolidated statements of income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying net assets acquired, including identifiable intangible assets, was allocated to goodwill. When appropriate, we engage third-party appraisal firms to assist in fair value determination of equipment, identifiable intangible assets and any other significant assets or liabilities and the determination of the fair-value of non-cash consideration that may be issued to a seller. In certain circumstances, the allocations are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information. Revisions to the fair values, will be recorded by us as further adjustments to the purchase price allocations.
     Acquisitions During the Year ended December 31, 2008:
     In July 2008, Superior purchased substantially all the operating assets of Nuex Wireline, Inc. (“Nuex”) for approximately $6.0 million in cash and potential payments of up to $1.5 million over a three-year period pursuant to an earnout arrangement. Nuex provides cased hole completion services. The operating assets included five cased hole trucks and various tools and logging systems that are compatible with Superior’s existing systems. Superior retained all of Nuex’s 16 employees. The acquired operations were integrated into Superior’s Rocky Mountain operations, which expanded our presence in Brighton, Colorado. Nuex’s purchase cost was allocated as follows: $1.5 million, $3.6 million and $0.9 million to property, plant and equipment, goodwill and intangible assets, respectively. No pro forma information has been provided as the acquisition was not significant.
     In November 2008, Superior purchased the pressure pumping, fluid logistics and completion, production and rental tools business lines from Diamondback for approximately $202.0 million. The acquisition consideration consisted of $71.5 million in cash, $42.9 million of Series A 4% Convertible Preferred Stock ($75 million

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
liquidation preference) ( the “Series A Preferred Stock”) with a perpetual term and $80 million in Second Lien Notes (as defined in Note 5) aggregating $194.4 million plus $7.6 million of transaction costs for a total purchase price of $202.0 million. Each share of Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share and is convertible into 40 shares of common stock subject to adjustment (representing a conversion price of $25 per share based on the liquidation preference). The fair value of the Series A Preferred Stock was estimated using quotes obtained from an investment bank that used a convertible valuation tool used by investment banks, convertible investors and other market participants to value equity-linked securities. The Second Lien Notes are due in November 2013 and are pre-payable without penalty at our option. The interest rate on the Second Lien Notes is initially set at 7% and escalates 1% annually. The fair value of the Second Lien Notes was estimated by using Standard & Poor’s leveraged loan composite indices with similar terms and maturity. As part of the acquisition, Superior acquired 128,000 horsepower, 105 transports and trucks, 400 frac tanks and six water disposal wells. The assets that Superior purchased from Diamondback are operating in the Anadarko, Arkoma and Permian Basins, as well as the Barnett Shale, Woodford Shale, West Texas, Southern Louisiana and Texas Gulf Coast.
4. Property, Plant and Equipment
     Property, plant and equipment at December 31, 2008 and June 30, 2009 consisted of the following:

	December 31,	June 30,
	2008	2009
	(in thousands)
Property, Plant and Equipment:
Land	$453	$453
Building and improvements	16,621	18,623
Equipment and vehicles	500,101	518,886
Disposal wells and equipment	8,764	8,705
Construction in progress	28,065	20,879

	554,004	567,546
Accumulated depreciation	(100,014)	(133,695)

Total property, plant and equipment, net	$453,990	$433,851

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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
guarantee debt; grant liens; enter into transactions with affiliates; engage in other lines of business; and pay dividends and make distributions. Superior is also subject to financial covenants, which include a total debt to EBITDA ratio and an interest coverage ratio. These covenants are subject to a number of exceptions and qualifications set forth in the Credit Agreement. Borrowing under our Syndicated Credit Facility is secured by our cash, investment property, accounts receivable, inventory, intangibles and equipment. At December 31, 2008, Superior had $127.0 million outstanding under the Syndicated Credit Facility, $6.3 million in letters of credit outstanding and $116.7 million of available capacity. At June 30, 2009, Superior had $148.5 million outstanding under the Syndicated Credit Facility, $7.5 million in letters of credit outstanding and $94.0 million of available capacity. At December 31, 2008 and June 30, 2009, we were in compliance with the financial covenants required under the Syndicated Credit Facility. The weighted average interest rate for the Syndicated Credit Facility for the six months ended June 30, 2009 was 3.3%.
     In connection with the Diamondback asset acquisition (Note 3), Superior issued an aggregate principal amount of $80 million second lien notes due November 2013 (the “Second Lien Notes”). The Second Lien Notes are secured by a second priority lien on the assets secured by the Syndicated Credit Facility. In connection with the issuance of the Second Lien Notes, Superior entered into an indenture (the “Indenture”), among Superior, its subsidiaries and the Wilmington Trust FSB, as trustee. Under the Indenture, Superior is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets; make certain investments, loans and acquisitions; guarantee debt; grant liens; enter into transactions with affiliates; engage in other lines of business; and pay dividends and make distributions. Superior is also subject to financial covenants, which include a total debt to EBITDA ratio and an interest coverage ratio. These covenants are subject to a number of exceptions and qualifications set forth in the Indenture. Interest on the Second Lien Notes accrues at an initial rate of 7% per annum and the rate increases by 1% per annum on each anniversary date of the Indenture. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1, commencing on January 1, 2009. At December 31, 2008 and June 30, 2009, we were in compliance with the financial covenants required under our Indenture.
     Long-term debt at December 31, 2008 and June 30, 2009 consisted of the following (amounts in thousands):

	December 31,	June 30,
	2008	2009
Syndicated Credit Facility with interest rates at either LIBOR plus a spread of 1.5-2.5% or the prime lending rate plus a spread of 0-0.25% due March 2013, collateralized by cash, investment property, accounts receivable, inventory, intangibles and equipment	$127,000	$148,509
Second Lien Notes due November 2013 with an initial interest rate of 7.0% per annum which increases 1% per annum on the anniversary date of the indenture, collateralized by a second priority lien on Superior’s assets secured by the Syndicated Credit Facility	80,000	80,000
Mortgage notes payable to a bank with interest at the bank’s prime lending rate minus 1%, payable in monthly installments of $8,622 plus interest through January 2021, collateralized by real property	1,109	1,053
Notes payable to sellers with nominal interest rates due through December 2010, collateralized by specific buildings and equipment	90	63

	208,199	229,625
Less — Payments due within one year	157	157

Total	$208,042	$229,468

     Principal payments required under our long-term debt obligations during the next five years and thereafter are as follows: 2009-$157,000, 2010-$126,000, 2011-$103,000, 2012-$103,000, 2013-$228,613,000 and thereafter $523,000.
     Capital Lease Obligations
     In connection with the Diamondback asset acquisition (Note 3), Superior recorded capital leases on equipment that extend through 2011. Assets held under capital leases totaling $2.6 million net book value are included in property, plant and equipment within the equipment and vehicles asset class. Amortization of assets recorded under capital leases is reported in depreciation, amortization and accretion expense.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Future minimum lease payments under capital leases as of June 30, 2009 are (amounts in thousands):

Due in 1 year	$2,572
Due in 2 years	155
Due in 3 years	213

Total minimum payments	2,940
Less amounts representing interest	190

Total obligation under capital leases	2,750
Less current portion	2,405

Long-term portion	$345

6. Stockholders’ equity
     Common Stock
     We are authorized to issue 70,000,000 shares of common stock, $0.01 par value per share, of which 23,620,578 and 23,803,480 shares of common stock were outstanding as of December 31, 2008 and June 30, 2009, respectively. All of our currently outstanding shares of common stock are listed on the NASDAQ Global Select Market under the symbol “SWSI”.
     Subject to the rights of the holders of any outstanding shares of preferred stock, each share of common stock is entitled to: (i) one vote on all matters presented to the stockholders, with no cumulative voting rights; (ii) receive such dividends as may be declared by the Board of Directors (the “Board”)out of funds legally available therefore; and (iii) in the event of our liquidation or dissolution, share ratably in any distribution of our assets.
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
     Preferred Stock
     We are authorized to issue 10,000,000 shares of preferred stock, $0.01 par value per share, of which 75,000 shares of preferred stock were outstanding both at December 31, 2008 and June 30, 2009. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by the Board. The Board may fix the number of shares constituting each series and increase or decrease the number of shares of any series.
     In November 2008, we issued 75,000 shares of Series A Preferred Stock in connection with the Diamondback asset acquisition. The Series A Preferred Stock is perpetual and ranks senior to our common stock with respect to payment of dividends, and amounts upon liquidation, dissolution or winding up. As of December 31, 2008 and June 30, 2009, 75,000 shares of a Series A Preferred Stock were outstanding.
     Dividends
     Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board out of assets legally available therefore, cumulative cash dividends at the rate per annum of $40.00 per share of Series A Preferred Stock. Dividends on the Series A Preferred Stock are payable quarterly in arrears on December 1, March 1, June 1 and September 1 of each year (and, in the case of any undeclared and unpaid dividends, at such additional times and for such interim periods, if any, as determined by the Board), at such annual rate. Dividends are cumulative from the date of the original issuance of the Series A Preferred Stock, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Beginning on December 1, 2008, we have declared and paid the regularly scheduled dividend on outstanding shares of the Series A Preferred Stock.
     Liquidation Preference
     Holders of the Series A Preferred Stock are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $1,000 per share (the “Liquidation Value”) plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the holders of the Series A Preferred Stock have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series A Preferred Stock. As of December 31, 2008 and June 30, 2009, our Series A Preferred Stock had a total Liquidation Preference of $75.0 million.
     Redemption
     The Series A Preferred Stock is redeemable at any time on or after November 18, 2013 and Superior, at its option, may redeem any or all at 101% of the Liquidation Value, plus, all accrued dividends with respect thereto to the redemption. The redemption price is payable in cash.
     Voting Rights
     Except as otherwise from time to time required by applicable law or upon certain events of preferred default, the holders of Series A Preferred Stock have no voting rights and their consent is not required for taking any corporate action. When and if the holders of the Series A Preferred Stock are entitled to vote, each holder will be entitled to one vote per share.
     Conversion
     Each share of Series A Preferred Stock is convertible, in whole or in part at the option of the holders thereof, into shares of common stock at a conversion price of $25.00 per share of common stock (equivalent to a conversion rate of 40 shares of common stock for each share of Series A Preferred Stock), representing 3,000,000 common shares at December 31, 2008 and June 30, 2009. The right to convert shares of Series A Preferred Stock called for redemption will terminate at the close of business on the day preceding a redemption date.
     Stock Incentive Plan
     In July 2005, Superior adopted a stock incentive plan for its employees, directors and consultants. The 2005 Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, phantom stock awards, performance awards, bonus stock awards or any combination of the foregoing to employees, directors and consultants. A maximum of 2,700,000 shares of common stock may be issued pursuant to awards under the 2005 Stock Incentive Plan. The Compensation Committee of the Board, which is composed entirely of independent directors, determines all awards made pursuant to the 2005 Stock Incentive Plan.
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
     During 2006, Superior granted restricted common stock awards that totaled 290,900 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2006 of 50,000, 67,000 and 173,900, respectively. During 2007, Superior granted restricted common stock awards that totaled 135,200 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2007 of 22,000, 26,000 and 87,200, respectively. During 2008, Superior granted restricted common stock awards that totaled 176,400 shares. Superior’s non-employee directors, officers and key employees received

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
restricted common stock awards during 2008 of 12,000, 32,500 and 131,900, respectively. During 2009, Superior granted restricted common stock awards that totaled 194,750 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2009 of 18,000, 33,500 and 143,250, respectively. Each award is subject to a service requirement that requires the director, officer or key employee to continuously serve as a member of the Board or as an employee of Superior from the date of grant through the number of years following the date of grant as set forth in the following schedule. Under the terms of the 2005 Stock Incentive Plan, vested shares may be issued net of a number of shares necessary to satisfy the participant’s income tax obligation. Such amounts are recorded as shares retired. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the following schedule:

Percentage of Total Number of Restricted
Shares as to Which Forfeiture Restrictions
Number of Full Years	Lapse
Less than 1 year	0%
1 year	15%
2 years	30%
3 years	45%
4 years	60%
5 years or more	100%
     Under the 2005 Stock Incentive Plan, the fair value of the restricted stock awards is based on the closing market price of Superior’s common stock on the date of grant. A summary of the activity of Superior’s restricted stock awards are as follows:

		Weighted Average
	Number of	Grant Date Fair
	shares	Value Per Share
Nonvested at December 31, 2007	371,415	$26.57
Granted	176,400	16.98
Vested	(50,479)	26.92
Forfeited	(22,870)	24.26
Retired	(11,380)	27.28

Nonvested at December 31, 2008	463,086	$22.97
Granted	194,750	8.95
Vested	(66,937)	25.21
Forfeited	(27,210)	14.71
Retired	(8,499)	25.93

Nonvested at June 30, 2009	555,190	$18.15

     The aggregate market value of cumulative awards was approximately $14.6 million, before the impact of income taxes. At June 30, 2009, Superior’s unrecognized compensation costs related to non-vested awards amounted to $6.9 million. Superior is recognizing the expense in connection with the restricted share awards ratably over the five year vesting period. Compensation expense related to the 2005 Stock Incentive Plan for the three months ended June 30, 2008 and 2009 was $620,000 and $734,000, respectively. Compensation expense related to the 2005 Stock Incentive Plan for the six months ended June 30, 2008 and 2009 was $1,235,000 and $1,471,000, respectively.
7. Income Taxes
     Superior accounts for income taxes and the related accounts under the liability method. Deferred taxes and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The provision for income taxes is comprised of:

	Period Ended June 30, 2008		Period Ended June 30, 2009
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
Current:
State and local	$469	$646	$(718)	$(1,518)
U.S. federal	1,697	2,527	(5,147)	(16,633)

Total current	2,166	3,173	(5,865)	(18,151)

Deferred:
State and local	811	1,022	(2,302)	(2,187)
U.S. federal	3,776	4,755	(16,209)	(11,790)

Total deferred	4,587	5,777	(18,511)	(13,977)

Provision for income tax expense	$6,753	$8,950	$(24,376)	$(32,128)

     Significant components of Superior’s deferred tax assets and liabilities are as follows:

	December 31,	June 30,
	2008	2009
	(amounts in thousands)
Deferred tax assets:
Restricted stock	$1,233	$1,190
Accrued expenses and other	1,516	1,517
Alternative minimum tax	505	505
Allowance for doubtful accounts receivable	1,022	1,537
Net operating loss carryforward	—	22,095

Total deferred tax assets	4,276	26,844

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(49,082)	(57,673)

Total deferred tax liabilities	(49,082)	(57,673)

Net deferred taxes	$(44,806)	$(30,829)

     A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

	Period Ended June 30, 2008		Period Ended June 30, 2009
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
Federal statutory tax rate	35%	35%	(35)%	(35)%
Impact of vesting of restricted stock	—	2	1	1
State income taxes	5	5	(3)	(3)
Other	1	1	(2)	(1)

Effective income tax rate	41%	43%	(39)%	(38)%

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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Related-Party Transactions
     Superior Well provides technical pumping services and down-hole surveying services to customers owned by certain stockholders and directors of Superior. The total amounts of services provided to these affiliated parties for the three months ended June 30, 2008 and 2009 were approximately $1,431,000 and $1,242,000, respectively. The total amounts of services provided to these affiliated parties for the six months ended June 30, 2008 and 2009 were approximately $2,389,000 and $1,992,000, respectively. The accounts receivable outstanding from the affiliated parties were $212,000 and $835,000 at December 31, 2008 and June 30, 2009, respectively.
     Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain stockholders and directors of Superior. The total amounts paid to these affiliated parties were approximately $682,000, and $445,000 for the three months ended June 30, 2008 and 2009, respectively. The total amounts paid to these affiliated parties were approximately $1,581,000, and $1,178,000 for the six months ended June 30, 2008 and 2009, respectively. Superior Well had accounts payable to these affiliates of $250,000 and $211,000 at December 31, 2008 and June 30, 2009, respectively.
     In connection with the Diamondback asset acquisition (Note 3), Superior Well entered into a transition services agreement to provide temporary services to Diamondback, which terminated on June 30, 2009. These services included assistance in payroll, information technologies and certain other corporate support service matters. The total amount of services provided to Diamondback for the three month period ended June 30, 2009 was approximately $82,000. The total amount of services provided to Diamondback for the six month period ended June 30, 2009 was approximately $150,000. The accounts receivable outstanding from Diamondback was $49,000 and $150,000 at December 31, 2008 and June 30, 2009, respectively.
     In connection with the Diamondback asset acquisition (Note 3), Superior Well entered into facility leases with an affiliate of Diamondback. The lease terms range from nine months to five years and the monthly lease payments are approximately $122,000. Rent expense for these leased facilities for the three and six month period ended June 30, 2009 was $365,000 and $731,000, respectively. Rent expense for these lease facilities that was unpaid at December 31, 2008 was approximately $143,000 and was reflected in accounts payable. There was no unpaid balance at June 30, 2009.
10. Commitments and Contingencies
     Minimum annual rental payments, principally for non-cancelable real estate and vehicle leases with terms in excess of one year, in effect at December 31, 2008, were as follows: 2009—$9,396,000; 2010—$7,851,000; 2011—$6,007,000; 2012—$4,308,000 and 2013—$2,575,000.
     Total rental expense charged to operations was approximately $1,246,000 and $2,124,000 for the three months ended June 30, 2008 and 2009, respectively. Total rental expense charged to operations was approximately $2,427,000 and $4,593,000 for the six months ended June 30, 2008 and 2009, respectively.
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
     Superior had commitments of approximately $19.8 million and $4.6 million for capital expenditures as of December 31, 2008 and June 30, 2009, respectively.
     Superior is involved in various legal actions and claims arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of the operations or cash flow of Superior.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Business Segment Information
     SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way our management organizes the operating segments for making operational decisions and assessing financial performance. We operate out of two subsidiaries that form the basis for the segments that we report. These segments have been selected based on management’s resource allocation and performance. Following is a discussion of our reporting segments.
Technical Services— These operating segments provide completion services, down-hole surveying services and technical pumping services (consisting of fracturing, cementing, acidizing, nitrogen, down-hole surveying and completion services). These operating segments have been aggregated into one reportable segment because they offer the same type of services, have similar economic characteristics, have similar production processes and use the same methods to provide services.
Fluid Logistics— This operating segment provides a variety of services to assist our customers to obtain, transport, store and dispose of fluids that are involved in the drilling, development and production of hydrocarbons.
     We evaluate performance and allocate resources based on operating income (loss). During the three and six months ended June 30, 2008, we only had one reportable segment, technical services. In November 2008, as a result of the Diamondback asset acquisition, we added fluids logistics services, thus we now have two reportable operating segments, technical services and fluid logistics, as seen below:

Three Months Ended June 30, 2009
	Technical	Fluid
	Services	Logistics	Corporate	Total
		(in thousands)
Net revenue	$85,901	$4,591	$—	$90,492
Depreciation and amortization	$16,420	$1,434	$137	$17,991
Operating loss	$(46,007)	$(9,389)	$(3,851)	$(59,247)
Capital expenditures	$8,344	$—	$111	$8,455
As of June 30, 2009 segment assets	$560,354	$43,231	$5,879	$609,464

Three Months Ended June 30, 2008
	Technical	Fluid
	Services	Logistics	Corporate	Total
		(in thousands)
Net revenue	$119,734	$—	$—	$119,734
Depreciation and amortization	$9,406	$—	$58	$9,464
Operating income (loss)	$14,030	$—	$(2,587)	$16,617
Capital expenditures	$22,969	$—	$23	$22,992
As of June 30, 2008 segment assets	$373,883	$—	$3,012	$376,895

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2009
	Technical	Fluid
	Services	Logistics	Corporate	Total
		(in thousands)
Net revenue	$199,175	$13,598	$—	$212,773
Depreciation and amortization	$32,339	$2,867	$270	$35,476
Operating loss	$(59,040)	$(11,600)	$(7,701)	$(78,341)
Capital expenditures	$17,563	$10	$238	$17,811
As of June 30, 2009 segment assets	$560,354	$43,231	$5,879	$609,464

Six Months Ended June 30, 2008
	Technical	Fluid
	Services	Logistics	Corporate	Total
		(in thousands)
Net revenue	$213,174	$—	$—	$213,174
Depreciation and amortization	$17,995	$—	$115	$18,110
Operating income (loss)	$26,526	$—	$(4,790)	$21,736
Capital expenditures	$50,562	$—	$82	$50,644
As of June 30, 2008 segment assets	$373,883	$—	$3,012	$376,895
     We do not allocate interest expense, other expense or tax expense to the operating segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the three and six months ended June 30, 2008 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
		(in thousands)
Segment operating income (loss)	$16,617	$(59,247)	$21,736	$(78,341)
Interest expense	233	3,150	410	6,326
Other income (expense), net	(40)	109	(383)	(84)
Income taxes	6,753	(24,376)	8,950	(32,128)

Net income (loss)	$9,591	$(37,912)	$11,993	$(52,623)

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
     Superior’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long term debt. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The carrying value of Superior’s Syndicated Credit Facility and mortgage notes payable approximates fair value at December 31,

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2008 and June 30, 2009, since the interest rates are market-based and are generally adjusted periodically, representing Level 1 measurements.
     The Second Lien Notes are not actively traded in an established market. The fair values of this debt are estimated by using Standard & Poor’s leveraged loan composite indices with similar terms and maturity, that is, a Level 2 fair value measurement. The fair value of the Second Lien Notes was $78.4 million compared to a carrying value of $80.0 million at June 30, 2009.
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
14. Subsequent Events
     We evaluated subsequent events through August 7, 2009, the date our financial statements were issued.

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
Cautionary Statement Regarding Forward-Looking Statements
     This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:
•	a decrease in domestic spending by the oil and natural gas exploration and production industry;

•	a decline in or substantial volatility of crude oil and natural gas commodity prices;

•	current weaknesses in the credit and capital markets and lack of credit availability;

•	overcapacity and competition in our industry;

•	unanticipated costs, delays and other difficulties in executing our long-term growth strategy, including difficulties associated with the integration of our Diamondback asset acquisition;

•	the loss of one or more significant customers;

•	the loss of or interruption in operations of one or more key suppliers;

•	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings.
     When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other written and oral statements made or incorporated by reference from time to time by us in other reports and filings with the SEC. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
     In November 2008, we purchased the pressure pumping, fluid logistics and completion, production and rental tools business lines from Diamondback Energy Holdings, LLC (“Diamondback”) for approximately $202.0 million. The acquisition consideration consisted of $71.5 million in cash, $42.9 million of our Series A 4% Convertible Preferred Stock ($75 million liquidation preference) (the “Series A Preferred Stock”) and $80 million in second lien notes aggregating $194.4 million plus $7.6 million of transaction costs for a total purchase price of $202.0 million. See Note 3 to our consolidated financial statements for more information. As part of the acquisition, we acquired 128,000 horsepower, 105 transports and trucks, 400 frac tanks and six water disposal wells. The assets that we purchased from Diamondback are operating in the Anadarko, Arkoma and Permian Basins, as well as the Barnett Shale, Woodford Shale, West Texas, Southern Louisiana and Texas Gulf Coast.
Services Offered
     Our services are conducted through two principal business segments, which are technical services and fluid logistics. Each business segment includes service lines that contain similarities among customers, financial performance and management, as well as the economic and business conditions impacting their activity levels. Technical services include technical pumping, down-hole surveying and completion, production and rental tool services. Fluid logistics services include those services related to the transportation, storage and disposal of fluids that are used in the drilling, development and production of hydrocarbons. Substantially all of our customers are domestic oil and natural gas exploration and production companies that typically require all types of services in their operations. Our operating revenue from these business segments consisted of the following (dollars in thousands):

	Period Ended June 30, 2008		Period Ended June 30, 2009
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
Revenue:
Technical services	$119,734	$213,174	$85,901	$199,175
Fluid Logistic services	—	—	4,591	13,598

Total revenue	$119,734	$213,174	$90,492	$212,773

     The following is a brief description of our services:
     Technical Services
     Technical Pumping Services
     We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 67.2%, 6.0%, and 12.0%, respectively, of our revenue for the three months ended June 30, 2009 and 66.0%, 5.8% and 12.9% of our revenue for the six months ended June 30, 2009. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue for the three and six months ended June 30, 2008 and 2009. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.
     Completion, Production and Rental Tool Services
     Completion and production services were added in connection with the Diamondback asset acquisition and accounted for 3.7% or our revenues for the three months ended June 30, 2009 and 3.4% of our revenue for the six months ended June 30, 2009. Our completion and production services and other production related activities include specialty services, many of which are performed after drilling has been completed. Consequently, these services occur later in the lifecycle while a well is being completed or during the production stage. These specialty services include plugging and abandonment and roustabout services, as well as the sale and rental of equipment. These services require skilled personnel and various types and sizes of equipment. As newly drilled oil and natural gas wells are prepared for production, our completion services include selectively testing producing zones of the wells before and after stimulation.
     Down-Hole Surveying Services
     We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 6.0% of our revenue for the three months ended June 30, 2009 and 5.5% of our revenue for the six months ended June 30, 2009. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.
     Fluid Logistics Services
     Oil and natural gas operations use and produce significant quantities of fluids. We provide a variety of services to assist our customers to obtain, transport, store and dispose of fluids that are involved in the drilling, development and production of hydrocarbons. We own or lease over 156 fluid hauling transports and trucks, which are used to transport various fluids in the lifecycle of an oil or natural gas well. As of June 30, 2009, we also owned approximately 549 frac tanks, which are rented to producers for use in fracturing and stimulation operations plus other fluid storage needs. We use our fleet of fluid hauling trucks to fill and empty the frac tanks and we deliver and remove these tanks from the well sites. As of June 30, 2009, we owned and operated six water disposal wells in Texas and Oklahoma. The disposal wells are an important component of fluid logistic operations as they provide an efficient solution for the disposal of waste waters. Fluid logistics accounted for approximately 5.1% of our revenues for the three months ended June 30, 2009 and approximately 6.4% of our revenues for the six months ended June 30, 2009.
     How We Generate Our Revenue
     The majority of our customers are independent oil and natural gas companies. The primary factor influencing demand for our services by those customers is their level of drilling activity, which, in turn, depends primarily on current and anticipated future natural gas and crude oil commodity prices and production depletion rates.
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

     We generate revenue from our fluid logistics services by charging our customers based on volumes transported, quantities of fluids disposed and rental charges for use of our frac tanks. The rates for the transportation of fluids are generally determined by a competitive bid process and depend upon the type of service to be performed, the equipment and personnel and the cost of goods required for the particular job and the market conditions in the region in which the service is performed. The rates for our fluid disposal services vary depending on the type of fluid being disposed and the rates charged are generally driven by market conditions in the region the disposal well is located. Frac tanks are rented on a daily basis and the rates are generally driven by market conditions in the region the disposal well is located.
     How We Evaluate Our Operations
     Our management uses a variety of financial and operational measurements to analyze the performance of our services. These measurements include the following: (1) operating income per operating region; (2) material and labor expenses as a percentage of revenue; (3) selling, general and administrative expenses as a percentage of revenue; and (4) Adjusted EBITDA, which is not a measure of performance under GAAP and is discussed in more detail below.
     Operating Income per Operating Region
     We currently service customers in five operating regions through our 34 service centers. In April 2009, we closed the Wooster, Ohio and Cleveland, Oklahoma service centers due to significant activity declines in those areas. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania; Kimball, Buckhannon and Jane Lew, West Virginia; Norton, Virginia; and Gaylord, Michigan. Our Southeast region service centers are located in Cottondale, Alabama; Columbia, Mississippi; and Bossier City and Broussard, Louisiana. Our Mid-Continent region service centers are located in Hominy, Clinton, Marlow, Countyline, Sweetwater, Coalgate, and Elk City, Oklahoma; Hays, Kansas; and Van Buren, Arkansas. Our Rocky Mountain region service centers are located in Vernal, Utah; Farmington, New Mexico; Rock Springs, Wyoming; Williston, North Dakota; and Trinidad and Brighton, Colorado. Our Southwest region service centers are located in Alvarado, Cresson, Tolar, Midland and Victoria, Texas; and Artesia, New Mexico.
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
     Material and Labor Expenses as a Percentage of Revenue
     Material and labor expenses are composed primarily of cost of materials, maintenance, fuel and the wages of our field personnel. Although, the cost of these expenses as a percentage of revenue has historically remained relatively stable for our established service centers, the industry has experienced an unprecedented decline in drilling activity during the first half of 2009. This rapid and deep reduction in drilling activity has resulted in heavy pricing pressure and severe margin contraction in all our service offerings.
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
     Selling, General and Administrative Expenses as a Percentage of Revenue
     Our selling, general and administrative expenses, or SG&A expenses, include administrative, marketing and maintenance employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our general and administrative expenses in relation to our revenue because these expenses have a direct impact on our profitability. Our aggregate selling, general and administrative expenses have increased as a result of the growth in operations.
     Adjusted EBITDA
     We define Adjusted EBITDA as net income before interest expense, income tax expense, non-cash stock compensation expense, non-cash goodwill impairment and depreciation, amortization and accretion expense. Our management uses Adjusted EBITDA:
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
     Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as an alternative to cash flow from operating activities or as an alternative to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate Adjusted EBITDA differently than we do and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
     How We Manage Our Operations
     Our management team uses a variety of tools to manage our operations. These tools include monitoring: (1) service crew utilization and performance; (2) equipment maintenance performance; (3) customer satisfaction; and (4) safety performance.
     Service Crew Performance
     We monitor our revenue on a per service crew basis to determine the relative performance of each of our crews. We also measure our activity levels by the total number of jobs completed by each of our crews as well as by each of the trucks in our fleet. We evaluate our crew and fleet utilization levels on a monthly basis. By monitoring the relative performance of each of our service crews, we can more efficiently allocate our personnel and equipment to maximize our overall crew utilization.
     Equipment Maintenance Performance
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
     Customer Satisfaction
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
     Safety Performance
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
     Our Industry and Overview
     We provide products and services primarily to domestic onshore oil and natural gas exploration and production companies for use in the drilling and production of oil and natural gas. The main factor influencing demand for well services in our industry is the level of drilling activity by oil and natural gas companies, which, in turn, depends largely on current and anticipated future natural gas and crude oil prices and production depletion rates. Long-term forecast for energy demand suggests an increasing demand for oil and natural gas, which when coupled with flat or declining production curves, we believe should result over the long term in higher natural gas and crude oil commodity prices.
     The recent drop in commodity prices for oil and natural gas, coupled with the volatility in the equity and credit markets, have caused many exploration and production companies to reduce their capital spending. This reduction in capital spending has significantly reduced the demand for our services. The reduced demand for our services has resulted in weaker activity and significant pricing pressures for our service offerings. We continue to believe in the long term fundamentals of our business and the industry. However, the weakened economic and credit markets, the current excess supply of oil and natural gas and the substantial overcapacity in our industry, have caused the short and mid-term outlook for our business and the industry to remain uncertain. The industry experienced an unprecedented decline in drilling activity during the first half of 2009. Drilling rig counts fell more than 50% from the 2008 highs, with no certainty as to when they will be bottoming out. As a result, we are seeing pricing erosion and severe margin contraction in all of our service offerings and we believe these pressures will continue until drilling activity stabilizes and the current imbalance of excess capacity is reabsorbed.
     Business Outlook
     The current economic and credit environment has lowered demand for energy and resulted in significantly lower prices for oil and natural gas. Demand for the majority of our services is dependent on the level of exploration and production expenditures made by our customers in the oil and natural gas industry. These expenditures are sensitive to the prices our customers receive for their oil and natural gas production, the industry’s view of future oil and natural gas prices and our customers ability to access the financial and credit markets. Since the last half of 2008, the financial and credit markets have weakened substantially and demand for oil and natural gas has declined. As a result, oil and natural gas prices have fallen sharply, which has caused a severe decline in the demand for our services as customers have reduced their exploration and production expenditures. This reduced demand has resulted in significant downward pressure on our prices during the first half of 2009 as our competitors have focused on significantly lowering their prices, in some cases below their marginal costs, to utilize their excess capacity. With the current commodity price and credit environment, we expect that drilling activity will continue to be substantially lower in 2009 compared to 2008, which we believe will result in a continuation of the heavy pricing pressure for our services until the drilling activity stabilizes and the current imbalance of excess capacity is reabsorbed. If economic conditions continue to worsen, the demand for our services could continue to decrease as customers make further reductions in their exploration and production expenditures. Additionally, the reduction in cash flows being experienced by some of our customers due to lower commodity prices coupled with the weakening of the credit and capital markets could have an adverse impact on our results of operations and cash flows. The extent and duration of the economic downturn and financial market deterioration is uncertain at this time, but we will continue to focus on reducing our workforce in locations experiencing significant activity decline, negotiating pricing reductions from our vendors, minimizing discretionary spending and improving our liquidity.
     Recent Developments
     During the first half of 2009 the oilfield services market continued to weaken as many of our customers substantially reduced their capital spending due to substantially lower prices for oil and natural gas. As a result of the weakening market conditions, we were required to increase sales discounts to remain competitive, which has significantly impacted our operating margins. In response to the downturn, we have taken several steps during the first half of 2009 to decrease our spending levels and control costs. These steps included a 44% reduction in our workforce to 1,460 currently compared to the beginning of 2009, the closure of several unprofitable service centers, compensation and benefit plan reductions and other cutbacks in our cost structure. We believe that the actions we have already taken will result in significant cost savings in the near term, and we expect to continue to implement other cost saving measures during the remainder of 2009, including further reductions in our spending levels and capital expenditures, to further improve our cost structure.
     In addition, the impact of the downturn on our operating margins has resulted in substantially lower net income (loss) and Adjusted EBITDA during the first half of 2009. As a result, if our Adjusted EBITDA maintains its current level, we project that we would violate the covenants in the credit agreement evidencing our credit facility as of the end of the third quarter of 2009. For a detailed discussion of these covenants and the measures we are taking to address this likely non-compliance, please read “— Liquidity and Capital Resources.”
     Our Long-term Growth Strategy
     Given the current market conditions we do not anticipate significant growth in the near term. However, our long-term growth strategy contemplates engaging in organic expansion opportunities and, to a lesser extent, complementary acquisitions of other oilfield services businesses. Our organic expansion activities generally consist of establishing service centers in new locations, including purchasing related equipment and hiring experienced local personnel. Historically, many of our customers have asked us to expand our operations into new regions that they enter. Once we establish a new service center, we seek to expand our operations by attracting new customers and hiring additional local personnel.
     Our revenues from each operating region, and their relative percentage of our total revenue, consisted of the following (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2008		2009		2008		2009
Appalachian	$45,874	38.3%	$28,037	31.0%	$81,700	38.3%	$58,611	27.6%
Southeast	22,422	18.7	12,077	13.4	39,561	18.6	33,480	15.7
Southwest	14,832	12.4	27,085	29.9	28,928	13.6	63,397	29.8
Rocky Mountain	14,378	12.0	2,277	2.5	23,223	10.9	10,296	4.8
Mid-Continent	22,228	18.6	21,016	23.2	39,762	18.6	46,989	22.1

Total	$119,734	100.0%	$90,492	100.0%	$213,174	100.0%	$212,773	100.0%

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
     To successfully execute our long-term growth strategy, we will require access to capital on competitive terms to the extent that we do not generate sufficient cash from operations. We intend to finance future acquisitions primarily by using capacity available under our bank credit facility and equity or debt offerings or a combination of both. For a more detailed discussion of our capital resources, please read “ — Liquidity and Capital Resources.”
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
     Historical market conditions are reflected in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	%Change	2008	2009	%Change

Average rig count [1]
Crude Oil	372	196	(47.3)%	352	237	(32.7)%
Natural gas	1,483	729	(50.8)	1,456	891	(38.8)

Total U.S. land rigs	1,855	925	(50.1)%	1,808	1,128	(37.6)%

Commodity prices (avg.):
Crude Oil (West Texas Intermediate)	$123.98	$59.62	(51.9)%	$110.94	$51.35	(83.7)%
Natural gas (Henry Hub)	11.35	3.36	(70.4)%	9.98	3.96	(60.3)%
     Given the current commodity price and credit environment, we expect that drilling activity will continue to be substantially lower in 2009 compared to 2008, which we believe will continue to reduce demand and prices we receive for our services. We have seen lower rig counts in the first half of 2009 and further reductions are expected to occur until the activity level bottoms out. However, we believe our ability to service more technically complex plays, our participation in many of the most active drilling plays in the United States, as well as our regional strength in the Appalachian region, will generally help us to maintain our competitive position.

[1]	Estimate of activity as measured by Baker Hughes Inc. for average active U.S. land drilling rigs for the three and six months June 30, 2008 and 2009.

     Results for the Three and Six Month Periods Ended June 30, 2008 and 2009
     Our results of operations from our primary categories of services consisted of the following for the three and six month periods ended June 30, 2008 and 2009 (percentages are based on total revenue) :

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2009		2008		2009
Revenues:
Technical pumping services	$106,528	89.0%	$77,113	85.2%	$189,616	89.0%	$180,188	84.7%
Down-hole surveying services	13,206	11.0	5,403	6.0	23,558	11.0	11,805	5.5
Completion services	—	—	3,385	3.7	—	—	7,182	3.4

Total Technical Services	119,734	100.0	85,901	94.9	213,174	100.0	199,175	93.6
Fluid Logistics	—	—	4,591	5.1	—	—	13,598	6.4

Total revenue	119,734	100.0	90,492	100.0	213,174	100.0	212,773	100.0

Expenses:
Cost of revenue	92,435	77.2	102,636	113.4	171,212	80.3	227,956	107.1
Selling general and administrative expenses	10,682	8.9	13,948	15.4	20,226	9.5	30,003	14.1
Goodwill impairment	—	—	33,155	36.6	—	—	33,155	15.6

Total expense	103,117	86.1	149,739	165.5	191,438	89.8	291,114	136.8

Operating income (loss)	$16,617	13.9%	$(59,247)	(65.5)%	$21,736	10.2%	$(78,341)	(36.8)%

Revenue
     The following table summarizes the dollar and percentage changes for the types of oilfield service revenues for the three and six month periods ended June 30, 2008 when compared to the same periods in 2009 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2008	2009	change	change	2008	2009	change	change
Revenues by service type:
Stimulation	$76,431	$60,852	$(15,579)	(20.4)%	$131,698	$140,357	$(8,659)	(6.6)%
Cementing	22,204	10,858	(11,346)	(51.1)	43,680	27,453	(16,227)	(37.1)
Nitrogen	7,893	5,403	(2,490)	(31.5)	14,238	12,378	(1,860)	(13.1)

Technical pumping revenues	106,528	77,113	(29,415)	(27.6)	189,616	180,188	(9,428)	(5.0)
Completion services	—	3,385	3,385	100.0	—	7,182	7,182	100.0
Down-hole surveying services	13,206	5,403	(7,803)	(59.1)	23,558	11,805	(11,753)	(49.9)

Technical Service revenue	119,734	85,901	(33,833)	(28.3)	213,174	199,175	(13,999)	(6.6)
Fluid Logistics	—	4,591	4,591	100.0	—	13,598	13,598	100.0

Total revenue	$119,734	$90,492	$(29,242)	(24.4)%	$213,174	$212,773	$(401)	(0.2)%

     The following table summarizes the dollar and percentage change in our revenues from each operating region for the three and six month periods ended June 30, 2008 when compared to the same periods in 2009 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2008	2009	change	change	2008	2009	change	change
Region
Appalachian	$45,874	$28,037	$(17,837)	(38.9)%	$81,700	$58,611	$(23,088)	(28.3)%
Southeast	22,422	12,077	(10,345)	(46.1)	39,561	33,480	(6,081)	(15.4)
Southwest	14,832	27,085	12,253	82.6	28,928	63,397	34,469	119.2
Rocky Mountain	14,378	2,277	(12,101)	(84.2)	23,223	10,296	(12,927)	(55.7)
Mid-Continent	22,228	21,016	(1,212)	(5.5)	39,762	46,989	7,227	18.2

Total	$119,734	$90,492	$(29,242)	(24.4)%	$213,174	$212,773	$(401)	(0.2)%

     Results for the Three Months Ended June 30, 2008 and 2009
     Revenue was $90.5 million for the three months ended June 30, 2009 as compared to $119.7 million for the three months ended June 30, 2008, a decrease of 24.4%. This decrease was primarily due to lower demand for our services, partially offset by revenues from the Diamondback asset acquisition and increased activity levels at new service centers that were established within the last twelve months (“New Centers”). The operations we acquired in the Diamondback asset acquisition represented approximately $32.9 million of our revenue for the second quarter of 2009 and increased activity from New Centers represented approximately $4.0 million of our revenue during the same period. Drilling activity levels in each of our operating regions were significantly impacted by decreased oil and natural gas exploration and development spending during the first half of 2009. Demand for our services was impacted by the decline in drilling rig activity during the first half of 2009 as well as the weakened economic and credit markets. As a result, we experienced pricing erosion in all of our service offerings during the second quarter of 2009 compared to the second quarter of 2008. As a percentage of gross revenue, sales discounts increased 14.3% in the second quarter of 2009 as compared to the second quarter of 2008 due to increased capacity and increased competition in our operating regions that resulted in significant downward pressure on our prices. All of our operating regions experienced substantially higher sales discounts for the second quarter of 2009 compared to the second quarter of 2008. Our stimulation, nitrogen and cementing services continue to see the greatest downward pricing pressure. During the second quarter of 2009 we also saw the negative impact from the elimination of fuel surcharges that we were receiving from our customers during the second quarter of 2008.
     Results for the Six Months Ended June 30, 2008 and 2009
     Revenue was $212.8 million for the six months ended June 30, 2009 compared to $213.2 million for the six months ended June 30, 2008, a decrease of 0.2%. This decrease was primarily due to lower demand for our services, partially offset by revenue from the Diamondback asset acquisition and increased activity levels at our New Centers. The operations we acquired in the Diamondback asset acquisition represented approximately $68.4 million of our revenue for the first half of 2009 and increased activity from New Centers represented approximately $10.5 million of our revenue during the same period. As a percentage of revenue, sales discounts increased by 11.2% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to increased capacity and increased competition in each of our operating regions that resulted in significant downward pressure on our prices. All of our operating regions experienced substantially higher sales discounts for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Our stimulation, nitrogen and cementing services continue to see the greatest downward pricing pressure. During the first half of 2009, we also saw the negative impact from the elimination of fuel surcharges that we were receiving from our customers during the first half of 2008.
     Cost of Revenue
     Results for the Three Months Ended June 30, 2008 and 2009
     Cost of revenue increased 11.0% or $10.2 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The operations we acquired in the Diamondback asset acquisition represented approximately $36.6 million of our cost of revenue for the second quarter of 2009 and increased activity from New

Centers represented approximately $5.0 million of our cost of revenue during the same period. As a percentage of net revenue, cost of revenue increased to 113.4% for the second quarter of 2009 from 77.2% for the second quarter of 2008 due primarily to sales discounts on materials, lower labor utilization due to the drop in drilling activity and higher depreciation expenses. As a percentage of net revenue, material costs, labor expense and depreciation increased in the second quarter of 2009 compared to the second quarter of 2008 by 11.8%, 8.0%, and 11.7%, respectively. Material costs as a percentage of gross revenue remained flat between the second quarter of 2009 compared to the second quarter of 2008. However, the year-over-year increase in material costs as a percentage of net revenue was due to higher sales discounts on materials. Labor expenses as a percentage of net revenue increased 8.0% to 27.6% in the second quarter of 2009 compared to the second quarter of 2008 because of lower utilization due to rapidly declining demand for our services. Depreciation expense as a percentage of net revenue increased 11.7% in the second quarter of 2009 compared to the second quarter of 2008 due to additional assets acquired in the Diamondback asset acquisition, as well as an overall drop in equipment utilization due to a drop in the demand for our services. Additionally, the substantially higher level of sales discounts during the second quarter of 2009 compared to the second quarter of 2008 impacts the comparability of the year-over-year increases for materials, labor and depreciation.
     Results for the Six Months Ended June 30, 2008 and 2009
     Cost of revenue increased 33.1% or $56.7 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The operations we acquired in the Diamondback asset acquisition represented approximately $74.5 million of our cost of revenue for the first half of 2009 and increased activity from New Centers represented approximately $12.6 million of our cost of revenue during the same period. As a percentage of net revenue, cost of revenue increased to 107.1% for the first half of 2009 from 80.3% for the first half of 2008 due primarily to higher sales discounts on materials, lower labor utilization due to the drop in drilling activity and higher depreciation expenses. As a percentage of net revenue, material costs, labor expense and depreciation increased in the first half of 2009 compared to the first half of 2008 by 8.7%, 7.5%, and 8.0%, respectively. Material costs as a percentage of gross revenues increased 1.2% during the first half of 2009 when compared to the first half of 2008. However, the year-over-year increase in material costs as a percentage of net revenue was due to higher sales discounts on materials. Labor expenses as a percentage of net revenue increased 7.5% to 27.9% in the first half of 2009 compared to the first half of 2008 because of lower utilization due to rapidly declining demand for our services. Depreciation expense as a percentage of net revenue increased 8.0% in the first half of 2009 compared to the first half of 2008 due to additional assets acquired in the Diamondback asset acquisition that have not been fully utilized due a drop in the demand for our services. Additionally, the substantially higher level of sales discounts during the first half of 2009 compared to the first half of 2008 impacts the comparability of the year-over-year increases for materials, labor and depreciation.
     Selling, General and Administrative Expenses (SG&A)
     Results for the Three Months Ended June 30, 2008 and 2009
     SG&A expenses increased 30.6% or $3.3 million for the second quarter of 2009 compared to the second quarter of 2008. As a percentage of revenue, SG&A expenses increased by 6.5% to 15.4% for the second quarter of 2009 from 8.9% for the second quarter of 2008 due to higher costs and a lower revenue base. Labor, professional services and rent expense increased $2.0 million, $0.4 million and $0.5 million, respectively, in the second quarter of 2009 compared to the second quarter of 2008. These increases are primarily related to Diamondback asset acquisition that was completed in the fourth quarter of 2008. The operations we acquired in the Diamondback asset acquisition accounted for approximately $3.6 million of our SG&A expenses in the second quarter of 2009. As a percentage of revenue, the portion of labor expenses included in SG&A expenses increased 3.9% to 9.5% in the second quarter of 2009 compared to the second quarter of 2008 due to personnel added in connection with the Diamondback asset acquisition. Additionally, the higher level of sales discounts during the second quarter of 2009 compared to the second quarter of 2008 impacts the comparability of the year-over-year increases for labor.
     Results for the Six Months Ended June 30, 2008 and 2009
     SG&A expenses increased 48.3% or $9.8 million for the first half of 2009 compared to the first half of 2008. As a percentage of revenue, SG&A expenses increased by 4.6% to 14.1% for the first half of 2009 from 9.5% for the first half of 2008. Labor, professional services and rent expense increased $6.6 million, $0.6 million and $1.0 million, respectively, in the first half of 2009 compared to the first half of 2008. The operations we acquired in the Diamondback asset acquisition accounted for approximately $8.3 million of our SG&A expenses in the first half of 2009. As a percentage of revenue, the portion of labor expenses included in SG&A expenses increased 3.1% to 9.0% in the first half of 2009 compared to the first half of 2008 due to personnel added in connection with the Diamondback asset acquisition. Additionally, the higher level of sales discounts during the first half of 2009 compared to the first half of 2008 impacts the comparability of the year-over-year increases for labor.
     Goodwill Impairment
     Results for the Three and Six Month Periods Ended June 30, 2008 and 2009
     In the second quarter of 2009, we recorded a non-cash charge totaling $33.2 million for impairment of the goodwill associated with our well technical services and fluid logistic business segments.
     Operating Income/(Loss) and Adjusted EBITDA
     Results for the Three Months ended June 30, 2008 and 2009
     Operating loss was $(59.2) million for the second quarter of 2009 compared to operating income of $16.6 million for the second quarter of 2008, a decrease of $75.9 million. As a percentage of revenue, operating loss decreased to (65.5%) in the second quarter of 2009 compared to operating income of 13.9% in the second quarter of 2008. New Centers and the Diamondback asset acquisition decreased operating income by approximately $1.3 million and $7.2 million, respectively, in the second quarter of 2009 compared to the second quarter of 2008. Additionally, during the three months ended June 30, 2009, operating loss was increased due to a $33.2 million non-cash goodwill impairment charge. Please see “— Critical Accounting Policies — Goodwill and Other Intangible Assets.” Adjusted EBITDA decreased $33.9 million in the second quarter of 2009 compared to the second quarter of 2008 to $(7.3) million. For a definition of Adjusted EBITDA and a discussion of Adjusted EBITDA as a performance measure please see “— How We Evaluate Our Operations — Adjusted EBITDA.” For a reconciliation of Adjusted EBITDA to net income (loss), please see “— Non-GAAP Accounting Measures.” Net income decreased $47.5 million to a net loss of $(37.9) million in the second quarter of 2009 compared to the second quarter of 2008 due to decreased activity levels as described above.
     Results for the Six Months Ended June 30, 2008 and 2009
     Operating loss was $(78.3) million for the first half of 2009 compared to operating income of $21.7 million for the first half of 2008, a decrease of $100 million. As a percentage of revenue, operating loss decreased to (36.8)% in the first half of 2009 as compared to operating income of 10.2% in the first half of 2008. New Centers and the Diamondback asset acquisition decreased operating income by approximately $2.8 million and $14.3 million, respectively, in the first half of 2009 compared to the first half of 2008. Additionally, during the six months ended June 30, 2009, operating loss was increased due to a $33.2 million non-cash goodwill impairment charge. Adjusted EBITDA decreased $49.0 million in the first half of 2009 compared to the first half of 2008 to $(8.3) million. For a definition of Adjusted EBITDA and a discussion of Adjusted EBITDA as a performance measure please see “— How We Evaluate Our Operations — Adjusted EBITDA.” For a reconciliation of Adjusted EBITDA to net income (loss), please see “— Non-GAAP Accounting Measures.” Net income decreased $64.6 million to a net loss of $(52.6) million in the first half of 2009 compared to the first half of 2008 due to decreased activity levels as described above.
Liquidity and Capital Resources
     We rely on cash generated from operations, public and private offerings of debt and equity securities and borrowings under our credit facility to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At June 30, 2009, we had $8.2 million of cash and cash equivalents and $94.0 million of availability under our credit facility that can be used to fund operating cash flow shortfalls, planned capital expenditures and to make acquisitions.

     The credit agreement evidencing our credit facility and the indenture governing our second lien notes contain covenants including those that require us to maintain (1) a fixed charge coverage ratio (defined as the ratio of consolidated EBITDA minus maintenance capital expenditures to fixed charges (as such terms are defined in the credit agreement and the indenture)) for the most recent four quarters of not less than 1.75 to 1.0; and (2) a leverage ratio of indebtedness to consolidated EBITDA (as such terms are defined in the credit agreement and the indenture) for the most recent four quarters of 3.0 to 1.0 or less. In addition, the credit agreement and the indenture contain covenants that restrict our ability to incur additional debt or sell assets, make certain investments, loans and acquisitions, guarantee debt, grant liens, enter into transactions with affiliates, engage in other lines of business and pay dividends and distributions. As of June 30, 2009, our fixed charge coverage and leverage ratios were 6.7:1.0 and 2.5:1.0, respectively, and we were in compliance with each of the covenants as of June 30, 2009.
     Our projected liquidity position has continued to deteriorate during the second quarter of 2009 due to the projected effects of our weakened operating results on our consolidated EBITDA and the resulting effects on the financial covenants in the credit agreement. If our consolidated EBITDA maintains its current level, we project that we will violate the covenants in the credit agreement as of the end of the third quarter of 2009. Consequently, if we are unable to amend the credit agreement, our current cash and our projected available capacity under our credit facility will not be sufficient to fund our operations over the next twelve months. We are negotiating with the lenders under our credit facility to amend the facility so that the covenants are more in line with our current operating results. However, any such amendment could result in a higher interest rate, a reduction in available capacity and a shorter maturity that will impose additional burdens on our results of operations and financial condition. If we are unable to successfully complete negotiations with the lenders under our credit facility on a timely basis or on terms acceptable to us, we may need to sell assets, further reduce expenses and capital expenditures, obtain additional equity financing or other third-party financing or take other measures to address our financial situation. Given the condition of the current credit and capital markets, any sale of assets or issuance of additional securities may not be on terms acceptable to us and would be dilutive to our stockholders. If we are unsuccessful in these efforts, any resulting violation of the covenants in the credit agreement would trigger a default that would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit facility. Additionally, an event of default under the credit agreement would result in an event of default under the indenture governing our second lien notes, which could require immediate repayment of the outstanding principal and interest on our second lien notes. In addition, our failure to satisfy these covenants will result in the reclassification of long-term debt to current.
     Cash Flows
     The following table sets forth the historical cash flows (in thousands):

	Six Months Ended June 30,
	2008	2009
Net cash provided by operations	$17,163	$4,604
Net cash used in investing	(49,495)	(17,534)
Net cash provided by financing	26,843	19,452

Change in cash and cash equivalents	$(5,489)	$6,522

     Working Capital
     Our working capital increased $7.6 million to $95.4 million at June 30, 2009 compared to December 31, 2008. The changes in working capital were primarily due to a $21.3 million decrease in accounts payable that resulted from decreased activity levels. In addition, income taxes receivable increased $18.5 million for tax refunds expected to be realized through the carryback of operating losses generated in 2009. This increase was partially offset by a decrease in trade accounts receivable of $37.2 million due to collections of receivables related to the Diamondback asset acquisition that were outstanding at December 31, 2008. Borrowings under our credit facility were used to fund capital expenditures (excluding acquisitions) totaling $17.8 million during the first half 2009.

     Cash Flows from Operations
     Our cash flow provided by operations decreased $12.6 million to $4.6 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a $64.6 million decrease in net income (loss), which was partially offset by changes in various components of working capital, depreciation expense and goodwill impairment. For a detailed comparison of operating results for the six months ended June 30, 2009 as compared to six months ended June 30, 2008, please see “Our Results of Operations” under the sub-heading “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008.” The decrease in cash flow from operations for the six months ended June 30, 2009 as compared to the six month period ended June 30, 2008 was due to losses generated during 2009 due to decreased demand for our services as customers have reduced their exploration and production expenditures. Concurrent with the decreases in 2009 activity levels, accounts payable decreased $21.3 million. Additionally, operating cash flows decreased by $18.5 million due to an increase in income tax receivable and a $14.0 million decrease in deferred income tax expense that resulted from the operating losses generated in 2009. These decreases were partially offset by $35.5 million of depreciation expense and $37.2 million reduction in accounts receivable due to the revenue and activity declines.
     Cash Flows Used In Investing Activities
     Net cash used in investing activities decreased from $49.5 million for the six months ended June 30, 2008 to $17.5 million for the six months ended June 30, 2009. The decrease in 2009 capital expenditures relates to the decline in the demand for our services and our focus on reducing discretionary spending.
     Cash Flows from Financing Activities
     Net cash provided by financing activities decreased $7.4 million from $26.8 million for the six months ended June 30, 2008 to $19.5 million for the six months ended June 30, 2009, primarily due to lower net borrowings under our credit facility that resulted from lower levels of capital expenditures and the payment of $1.5 million in preferred stock dividends during the first half of 2009.
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
     We continually monitor new advances in pumping equipment and down-hole technology, as well as technologies that may compliment our existing businesses, and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. Our total 2009 capital expenditure budget is approximately $30 million. For the six months ended June 30, 2009, we made capital expenditures of approximately $19.7 million to purchase new and upgrade existing pumping and down-hole surveying equipment and for maintenance on our existing equipment base. We plan to continue to focus on minimizing our discretionary spending and limiting our capital expenditures given the current operating environment.
     Historically, we have grown through organic expansions and selective acquisitions. Given the current operating conditions and marketplace, we do not anticipate that we will continue to invest significant capital to acquire businesses and assets for the remainder of 2009. We plan to continue to monitor the economic environment and demand for our services and adjust our business as necessary. We have actively considered a variety of businesses and assets for potential acquisitions and currently we have no agreements or understandings with respect to any acquisition. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “— Our Long-Term Growth Strategy.” For a discussion of the capital resources and liquidity needed to fund our routine operations and capital expenditures, please read “—Liquidity and Capital Resources.”

     Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2009 or December 31, 2008.
     Description of Our Indebtedness
     In October 2005, we entered into a $20 million revolving credit facility with our existing lending institution, which was increased to $45.0 million in July 2008. Interest on the revolving credit facility was at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. In September 2008, the revolving credit facility was repaid with proceeds from an initial draw under our current credit facility discussed below. The weighted average interest rate for the revolving credit facility was 3.8% during 2008.
     In August 2006, we entered into a standby term loan facility with our existing lending institution. The standby term loan facility provided an additional $30 million of borrowing capacity that could be used to finance equipment purchases. Interest on the revolving credit facility was at LIBOR plus a spread of 1% to 1.25%, based upon certain financial ratios. In September 2008, the standby term loan facility was repaid with the proceeds from our current credit facility. The weighted average interest rate for the standby term loan facility was 3.6% during 2008.
     On September 30, 2008, we entered into a credit agreement evidencing our current credit facility with a syndicate of lenders and financial institutions. Our credit facility matures on March 31, 2013 and provides for a $250.0 million secured revolving credit facility. Our credit facility replaced our $45.0 million revolving credit facility and $30.0 million standby term loan facility. The interest rate on borrowings under our credit facility is set, at our option, at either LIBOR plus a spread of 1.5% to 2.5% or the prime lending rate plus a spread of 0.0% to 0.25%. The applicable spreads are based on the ratio of our “total debt” to its “EBITDA,” in each case as those terms are defined in the credit agreement. The weighted average interest rate for our credit facility was 3.3% for the three months ended June 30, 2009. At June 30, 2009, we had $148.5 million outstanding under our credit facility, $7.5 million in letters of credit outstanding and $94.0 million of available capacity.
     In connection with the Diamondback asset purchase (Note 3), we issued an aggregate principal amount of $80 million second lien notes due November 2013. In connection with the issuance of our second lien notes, we entered into an indenture with our subsidiaries as guarantors and the Wilmington Trust FSB, as trustee. Interest on our second lien notes accrues at an initial rate of 7% per annum and the rate increases by 1% per annum on each anniversary date of the indenture. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1, commencing on January 1, 2009.
     Our credit facility and our second lien notes are both secured by our cash, investment property, accounts receivable, inventory, intangibles and equipment. We are subject to certain limitations under the credit agreement and the indenture, including limitations on our ability to:
•	incur additional debt or sell assets;
•	make certain investments, loans and acquisitions;
•	guarantee debt;
•	grant liens;

•	enter into transactions with affiliates;
•	engage in other lines of business; and
•	pay dividends and distributions.
Both the credit agreement and the indenture contain a total debt to EBITDA ratio and an interest coverage ratio as specified in the respective agreements. At June 30, 2009, we were in compliance with the financial covenants required under the credit agreement and the indenture. For a discussion of our projected potential non-compliance with these financial covenants as of the end of the third quarter of 2009, please read “ — Liquidity and Capital Resources.”

     At June 30, 2009, we had $1.1 million of other indebtedness, collateralized by specific buildings and equipment.
     Accounting Standards Not Yet Adopted
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement became effective for our company beginning on June 30, 2009. The impact of adopting SFAS 165 had no effect on the consolidated financial statements included in this report.
     In April 2009, the FASB issued three new FASB Staff Positions (“FSP”) relating to fair value accounting; FAS 157-4, “Determining Fair Value When Market Activity Has Decreased,” FSP FAS 115-2 and FAS 124-2, “Other-Than-Temporary Impairment” and FSP FAS 107-1/APB 28-1, “Interim Fair Value Disclosures for Financial Instruments.” These FSPs impact certain aspects of fair value measurement and related disclosures. The provisions of these FSPs were effective beginning in the second quarter of 2009. The impact of adopting these FSPs did not have a material effect on our consolidated results of operations or financial position.
     Effective January 1, 2009, we adopted FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets as well as asset retirement obligations. The adoption of SFAS 157-2 did not have a significant impact on our operating results, financial position or cash flows.
     In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participation securities. The adoption of EITF 03-6-1 on January 1, 2009 did not have a significant impact on our operating results, financial position or cash flows.
     Critical Accounting Policies
     The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting standards have developed. Accounting standards generally do not involve a selection among alternatives, but involve the implementation and interpretation of existing standards, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable standards on or before their adoption, and we believe the proper implementation and consistent application of the accounting standards are critical. For further details on our accounting policies, please read Note 2 to the consolidated financial statements included in this report.
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
     Revenue Recognition
     Our revenue is comprised principally of service revenue. Product sales represent approximately 1% of our total revenue. Services and products are generally sold based on fixed or determinable pricing agreements with the customer and generally do not include rights of return. Service revenue is recognized, net of discount, when the services are provided and collectability is reasonably assured. Substantially all of our services performed for customers are completed at the customer’s site within one day. We recognize revenue from product sales when the products are delivered to the customer and collectability is reasonably assured. Products are delivered and used by our customers in connection with the performance of our cementing services. Product sale prices are determined by published price lists provided to our customers.
     Accounts receivable are carried at the amount owed by customers. We grant credit to all qualified customers, which are mainly, independent natural gas and oil companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of our customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account.
     Property, Plant and Equipment
     Our property, plant and equipment are carried at cost and are depreciated using the straight-line method over their estimated useful lives. The estimated useful lives range from 15 to 30 years for buildings and improvements, range from 5 to 15 years for disposal wells and equipment and range from 5 to 10 years for equipment and vehicles. The estimated useful lives may be adversely impacted by technological advances, unusual wear or by accidents during usage. Management routinely monitors the condition of equipment. Historically, management has not changed the estimated useful lives of our property, plant and equipment and presently does not anticipate any significant changes to those estimates. Repairs and maintenance costs, which do not extend the useful lives of the asset, are expensed in the period incurred.
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
     Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), no amortization is recorded for goodwill or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. We perform our goodwill impairment test annually, or more frequently, if an event or circumstances would give rise to an impairment indicator. These circumstances include, but are not limited to, significant adverse changes in the business climate. Our goodwill impairment test is performed at the business segment levels, technical services and fluid logistics, as they represent our reporting units. Per SFAS 142, the impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill, and uses a future cash flow analysis based on the estimates and assumptions for our long-term business forecast. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is deemed to be not impaired. If the fair value of a reporting unit is less than its carrying amount, the second step of the goodwill impairment test is performed to determine the impairment loss, if any. This second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill, and if the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that goodwill, an impairment loss is recorded for the difference. Any impairment charge would reduce earnings.
     In accordance with SFAS 142, we performed an assessment of at December 31, 2008 and our tests resulted in no indications of impairment. However, we determined a “triggering event” requiring an interim assessment had occurred at June 30, 2009 because the oil and gas services industry continued to decline and our net book value has been substantially in excess of our market capitalization during the second quarter of 2009.
     To estimate the fair value of the business segments, we use a weighted-average approach of two commonly used valuation techniques; a discounted cash flow method and a similar transaction method. Our management assigns a weight to the results of each of these methods based on the facts and circumstances that are in existence for that testing period. During the second quarter of 2009, because of overall economic downturn, management assigned more weighting to the discounted cash flow method than the similar transaction method. Given the continued deterioration of the general economic and oil service industry conditions during 2009, management believed that similar transactions may not be as useful because the valuations may reflect distressed sales conditions. Accordingly, the similar transaction weighting was reduced to 10% during the second quarter of 2009.
     In addition to the estimates made by management regarding the weighting of the various valuation techniques, the creation of the techniques themselves requires significant estimates and assumptions to be made by management. The discounted cash flow method, which is assigned the highest weight by management, requires assumptions about future cash flows, future growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our forecasts and strategic plans, as well as the beliefs of management about future activity levels. In applying the discounted cash flow approach, the cash flow available for distribution is projected for a finite period of years. Cash flow available for distribution is defined as the amount of cash that could be distributed as a dividend without impairing our future profitability or operations. The cash flow available for distribution and the terminal value (our value at the end of the estimation period) are discounted to present value to derive an indication of value of the business enterprise. Based upon the result of SFAS 142 testing as of June 30, 2009, total impairment was indicated for the goodwill in both of our business segments. As a result, we recorded a non-cash goodwill impairment loss of $33.2 million at June 30, 2009.
     Our intangible assets consist of $9.0 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended June 30, 2008 and 2009, we recorded amortization expense of $253,000 and $583,000, respectively. For the six months ended June 30, 2008 and 2009, we recorded amortization expense of $506,000 and $1,165,000, respectively.
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

Judgment is required to determine the appropriate accrual levels for claims incurred but not yet received and paid. The accrual estimates are based primarily upon recent historical experience adjusted for employee headcount changes. Historically, the lag time between the occurrence of an insurance claim and the related payment has been approximately two months and the differences between estimates and actuals have not been material. The estimates could be affected by actual claims being significantly different. Presently, we maintain an insurance policy that covers claims in excess of $150,000 per employee.
     Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123R”). Under this standard, companies are required to account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. Our results of operations for the three months ended June 30, 2008 and 2009 include $620,000 and $734,000 of additional compensation expense, respectively, as a result of the adoption of SFAS 123R. Our results of operations for the six months ended June 30, 2008 and 2009 include $1,235,000 and $1,471,000, respectively, of additional compensation expense as a result of the adoption of SFAS 123R.
     Impact of Inflation
     Inflation can affect the costs of fuel, raw materials and equipment that we purchase for use in our business. The current economic and credit environment has lowered demand for energy and resulted in significantly lower prices for crude oil and natural gas. This has currently lowered the demand for our services and we are generally not able to pass along any cost increases to our customers at this time. Most of our property and equipment was acquired in recent years, so recorded depreciation approximates depreciation based on current dollars. Management is of the opinion that inflation has not had a significant impact on our business.
     Non-GAAP Accounting Measures
     The following table presents a reconciliation of Adjusted EBITDA to our net income (loss) for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$9,591	$(37,912)	$11,993	$(52,623)
Income tax expense (benefit)	6,753	(24,376)	8,950	(32,128)
Interest expense	233	3,150	410	6,326
Stock compensation expense	620	734	1,235	1,471
Goodwill impairment	—	33,155	—	33,155
Depreciation, amortization and accretion	9,464	17,991	18,110	35,476

Adjusted EBITDA	$26,661	$(7,258)	$40,698	$(8,323)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. To a lesser extent, we are also exposed to risks related to increases in the prices of fuel and raw materials consumed in performing our services. We do not engage in commodity price hedging activities.
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our floating rate borrowings, each of which have variable interest rates based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of December 31, 2008 and June 30, 2009 would result in an increase in interest expense and a corresponding decrease in net income, of less than $1.3 million and $1.4 million annually, respectively.

     Concentration of Credit Risk. Substantially all of our customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. One customer accounted for 17% and 28% of our revenue for the three months ended June 30, 2008 and 2009, respectively. One customer accounted for 17% of our revenue for the six months ended June 30, 2008 and two customers accounted for 24% and 11% of our revenue for the six months ended June 30, 2009. At December 31, 2008 and June 30, 2009, one customer accounted for 17% and 38% and eight customers accounted for 51% and 66% of our accounts receivable, respectively.
     Commodity Price Risk. Our fuel and material purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation, nitrogen and cementing services such as frac sand, cement and nitrogen. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Although we have entered into fixed price supply contracts for a portion of our sand needs, our materials inventory is impacted by price volatility. Historically we were generally able to pass along price increases to our customers. Given the current economic conditions and the decline in the overall demand for certain types of our services, we are currently unlikely to be able to pass these price increases on to our customers.

Item 4.	Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by SEC rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of June 30, 2009, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective based on a reasonable assurance level.
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
Reduced cash flows from operations could result in a default under the credit agreement evidencing our credit facility and the indenture governing our second lien notes.
     The credit agreement evidencing our credit facility and the indenture governing our second lien notes contain covenants including those that require us to maintain (1) a fixed charge coverage ratio (defined as the ratio of consolidated EBITDA minus maintenance capital expenditures to fixed charges (as such terms are defined in the credit agreement and the indenture)) for the most recent four quarters of not less than 1.75 to 1.0; and (2) a leverage ratio of indebtedness to consolidated EBITDA (as such terms are defined in the credit agreement and the indenture) for the most recent four quarters of 3.0 to 1.0 or less. In addition, the credit agreement and the indenture contain covenants that restrict our ability to incur additional debt or sell assets, make certain investments, loans and acquisitions, guarantee debt, grant liens, enter into transactions with affiliates, engage in other lines of business and pay dividends and distributions. As of June 30, 2009, our fixed charge coverage and leverage ratios were 6.7:1.0 and 2.5:1.0, respectively, and we were in compliance with each of the covenants as of June 30, 2009.
     Demand for the majority of our services is dependent on the level of exploration and production expenditures made by our customers, which makes our operations sensitive to the current lower demand for energy and lower prices for oil and natural gas. Sustained or lower oil and natural gas prices will further reduce our consolidated EBITDA and thus will further reduce our ability to maintain existing levels of debt or incur additional indebtedness. If our consolidated EBITDA maintains its current level, we project that we will violate the covenants in the credit agreement as of the end of the third quarter of 2009. Consequently, if we are unable to amend the credit agreement, our current cash and our projected available capacity under our credit facility will not be sufficient to fund our operations over the next twelve months. We are negotiating with the lenders under our credit facility to amend the facility so that the covenants are more in line with our current operating results. However, any such amendment could result in a higher interest rate, a reduction in available capacity and a shorter maturity that will impose additional burdens on our results of operations and financial condition. If we are unable to successfully complete negotiations with the lenders under our credit facility on a timely basis or on terms acceptable to us, we may need to sell assets, further reduce expenses and capital expenditures, obtain additional equity financing or other third-party financing or take other measures to address our financial situation. Given the condition of the current credit and capital markets, any sale of assets or issuance of additional securities may not be on terms acceptable to us and would be dilutive to our stockholders. If we are unsuccessful in these efforts, any resulting violation of the covenants in the credit agreement would result in a default which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit agreement. Additionally, an event of default under the credit agreement would result in an event of default under the indenture, which would require repayment of the outstanding principal and interest on our second lien notes.

Item 4.	Submission of Matters to a Vote of Security Holders.
     Our Annual Meeting of Stockholders was held on May 5, 2009 to (1) elect two Class I members of the Board of Directors to serve for three-year terms and (2) ratify the appointment of Schneider Downs & Co., Inc. as our independent registered public accounting firm for the year ending December 31, 2009.
     The two Class I directors who were elected were Anthony J. Mendicino and Mark A. Snyder. The number of affirmative votes, negative votes and the number of votes withheld for the directors elected were:

Names	Number of Affirmative Votes	Against	Number Withheld
Anthony J. Mendicino	22,081,493	—	522,885
Mark A. Snyder	20,062,079	—	2,542,299

     Following the annual meeting, John A. Staley, IV, David E. Snyder, Edward J. DiPaolo, Charles C. Neal and David E. Wallace continued in their terms as directors.
     The number of affirmative votes, negative votes and the number of abstentions with respect to the ratification of the appointment of Schneider Downs & Co., Inc. were as follows:

	Number of
	Affirmative Votes	Against	Number Withheld
Ratification of appointment of Schneider Downs & Co., Inc.	21,484,924	1,109,410	10,043
     There were no broker non-votes.

Item 6.	Exhibits.
     See the Index to Exhibits included with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR WELL SERVICES, INC. Registrant
Dated: August 10, 2009	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a) Exhibits
The exhibits marked with an asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 3, 2005).

3.3	Certificate of Designations for Series A 4% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 21, 2008).

4.1	Specimen Stock Certificate representing our common stock (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on June 24, 2005).

4.2	Registration Rights Agreement dated as of July 28, 2005 by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 3, 2005).

4.3†	Form of Restricted Stock Agreement for Employees without Employment Agreements (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).

4.4†	Form of Restricted Stock Agreement for Executives with Employment Agreements (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).

4.5†	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).

4.6†	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2005).

4.7	Indenture, dated as of November 18, 2008, between Superior Well Services Inc. and its Subsidiaries and Wilmington Trust FSB (as Trustee and Collateral Agent), relating to the Second Lien due 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 21, 2008).

31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the June 30, 2009 Quarterly Report on Form 10 Q.

31.2*	Sarbanes-Oxley Section 302 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the June 30, 2009 Quarterly Report on Form 10 Q.

32.1*	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the June 30, 2009 Quarterly Report on Form 10 Q.

32.2*	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the June 30, 2009 Quarterly Report on Form 10 Q.

†	Management contract or compensatory plan or arrangement.