Form 10-K/A
period 2008-12-31
Superior Well Services, INC
filed 2009-09-21
CIK 1323715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form l0-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this amendment (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2008 (our “Annual Report”) to reflect the changes made in response to a comment received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of our Annual Report. Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported. We are only filing the item of our Annual Report that has been revised in response to the Staff’s comment and all other information in our Annual Report remains unchanged. Accordingly, this Amendment should be read in conjunction with our Annual Report. Unless otherwise stated, all information contained in this Amendment is as of March 13, 2009, the original filing date of our Annual Report.

The only changes to our Annual Report are in Item 9A “Controls and Procedures.” In Item 9A we have revised our disclosure to more clearly present the conclusions of our principal executive and principal financial officers regarding the effectiveness of our disclosure controls and procedures as of December 31, 2008, based on their evaluation of those controls and procedures.
Pursuant to the Rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed or furnished herewith, as applicable.

SUPERIOR WELL SERVICES, INC.
ANNUAL REPORT ON FORM 10-K

PART II

Item 9A.	Controls and Procedures	1

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

As required by SEC rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of December 31, 2008, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective based on a reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Exhibits

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2005).
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 3, 2005).
3.3		Certificate of Designations for Series A 4% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 21, 2008).
4.1		Specimen Stock Certificate representing our common stock (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on June 24, 2005).
4.2		Registration Rights Agreement dated as of July 28, 2005 by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 3, 2005).
4	.3†	Form of Restricted Stock Agreement for Employees without Employment Agreements (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).
4	.4†	Form of Restricted Stock Agreement for Executives with Employment Agreements (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).
4	.5†	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).
4	.6†	2005 stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2005).
4.7		Indenture, dated as of November 18, 2008, between Superior Well Services Inc. and its Subsidiaries and Wilmington Trust FSB (as Trustee and Collateral Agent), relating to the Second Lien due 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 21, 2008).
10	.1†	Amended and Restated Employment Agreement between David E. Wallace and Superior Well Services Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 18, 2008).
10	.2†	Amended and Restated Employment Agreement between Jacob Linaberger and Superior Well Services Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 18, 2008).
10	.3†	Amended and Restated Employment Agreement between Thomas W. Stoelk and Superior Well Services Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on September 18, 2008).
10	.4†	Amended and Restated Employment Agreement between Rhys R. Reese and Superior Well Services Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 18, 2008).
10	.5†	Indemnification Agreement between David E. Wallace and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 3, 2005).
10	.6†	Indemnification Agreement between Jacob B. Linaberger and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 3, 2005).
10	.7†	Indemnification Agreement between Thomas W. Stoelk and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 3, 2005).
10	.8†	Indemnification Agreement between Rhys R. Reese and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K filed on August 3, 2005).
10	.9†	Indemnification Agreement between Mark A. Snyder and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K filed on August 3, 2005).
10	.10†	Indemnification Agreement between David E. Snyder and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.13 to Form 8-K filed on August 3, 2005).
10	.11†	Indemnification Agreement between Charles C. Neal and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.14 to Form 8-K filed on August 3, 2005).

10	.12†	Indemnification Agreement between John A. Staley, IV and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.15 to Form 8-K filed on August 3, 2005).
10	.13†	Indemnification Agreement between Anthony J. Mendicino and Superior Well Services, Inc. dated August 30, 2005 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2005).
10	.14†	Employment Agreement between Daniel Arnold and Superior Well Services, Inc., dated May 14, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).
10	.15†	Indemnification Agreement between Daniel Arnold and Superior Well Services, Inc. dated May 14, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).
10	.16†	Employment Agreement between Arty Straehla and Superior Well Services Inc. dated November 18, 2008. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 4, 2009).
10	.17†	Indemnification Agreement between Arty Straehla and Superior Well Services Inc. dated November 18, 2008. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 4, 2009).
10	.18†	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 11, 2008).
10.19		Agreement dated October 2, 2007 between U.S. Silica and Superior Well Services, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 11, 2008).
10.20		Revolving Credit Agreement among Superior Well Services Inc., Lenders Party, Citizens Bank of Pennsylvania (as Administrative Agent) and RBS Securities Corporation dated as of September 30, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2008).
10.21		Asset Purchase Agreement among Superior Well Services Inc., Superior Well Services, Limited, Diamondback Holdings, LLC and Diamondback’s Subsidiaries dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 18, 2008).
10.22		First Amendment to Asset Purchase Agreement entered into by Superior Well Services Inc. and Superior Well Services, Limited and Diamondback Holdings, LLC and its Subsidiaries on November 18, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 21, 2008).
10.23		Registration Rights Agreement dated November 18, 2008 among Superior Well Services Inc., Designated Holders and Diamondback Holdings, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 21, 2008).
10.24		Sand Purchase Agreement dated October 10, 2008 between Superior Well Services Inc. and Preferred Rocks USS, Inc. and U.S. Silica Company (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 4, 2008).

12	.1***	Ratio of Earnings to Fixed Charges and Earnings to Fixed Charges and Preference Securities Dividends
23	.1***	Consent of Independent Registered Public Accounting Firm
24	.1***	Power of Attorney (included on signature page).

31	.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the Annual Report on Form 10-K for the year ended December 31, 2008.
31	.2*	Sarbanes-Oxley Section 302 certification of. Thomas W. Stoelk for Superior Well Services, Inc. for the Annual Report on Form 10-K for the year ended December 31, 2008.
32	.1**	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the Annual Report on Form 10-K for the year ended December 31, 2008.
32	.2**	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the Annual Report on Form 10-K for the year ended December 31, 2008.

*	Filed herewith.

**	Furnished herewith.

***	Filed with our Annual Report on Form 10-K for the year ended December 31, 2008, as originally filed on March 13, 2009.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of September, 2009.

SUPERIOR WELL SERVICES, INC.

By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk
Vice President and Chief Financial Officer
(principal financial officer)

4