Form 10-Q
period 2009-09-30
Superior Well Services, INC
filed 2009-10-27
CIK 1323715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

     As of October 26, 2009, there were outstanding 23,803,503 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

SUPERIOR WELL SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2008	2009
	(in thousands, except per share data)
Current assets:
Cash and cash equivalents	$1,637	$23
Trade accounts receivable, net of allowance of $2,755 and $5,096, respectively	104,549	68,071
Inventories	27,781	26,042
Prepaid expenses and other current assets	3,860	2,330
Assets held for sale	1,440	—
Advances on materials for future delivery	3,732	4,137
Income taxes receivable	1,934	20,475
Deferred income taxes	3,746	4,512

Total current assets	148,679	125,590

Property, plant and equipment, net	453,990	422,484
Goodwill	31,726	—
Intangible assets, net of accumulated amortization of $2,953 and $4,701, respectively	10,120	8,061
Deferred income taxes	530	30,181
Other assets	13,185	12,284

Total assets	$658,230	$598,600

Current liabilities:
Accounts and construction payable-trade	$43,330	$21,532
Current portion of long-term obligations	1,291	2,311
Advanced payments on servicing contracts	405	199
Accrued wages and health benefits	5,481	4,705
Other accrued liabilities	10,370	11,025

Total current liabilities	60,877	39,772

Long-term debt	208,042	227,275
Deferred income taxes	49,082	57,618
Long-term capital leases	2,171	311
Asset retirement obligation	443	407
Stockholders’ Equity:
Preferred stock, non-voting, par $0.01 per share, 10,000,000 shares authorized Series A 4% Convertible Preferred stock, non-voting, 75,000 shares issued at December 31, 2008 (liquidation preference $75 million)	1	1
Common stock, voting, par $0.01 per share, 70,000,000 shares authorized, 23,620,578 and 23,803,503 shares issued at December 31, 2008 and September 30, 2009	236	237
Additional paid-in-capital	229,741	232,000
Retained earnings	107,637	40,979

Total stockholders’ equity	337,615	273,217

Total liabilities and stockholders’ equity	$658,230	$598,600

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except per share data)
Revenue	$146,008	$90,772	$359,183	$303,545

Cost of revenue	109,686	95,491	280,899	323,447

Gross profit (loss)	36,322	(4,719)	78,284	(19,902)

Selling, general and administrative expenses	11,388	11,418	31,614	41,421

Goodwill and intangible impairment	—	324	—	33,479

Operating income (loss)	24,934	(16,461)	46,670	(94,802)

Interest expense	466	3,806	876	10,132

Other income (expense), net	246	494	(137)	410

Income (loss) before income taxes	24,714	(19,773)	45,657	(104,524)

Income taxes (benefit)
Current	3,466	(84)	6,639	(18,235)
Deferred	6,340	(7,904)	12,117	(21,881)

	9,806	(7,988)	18,756	(40,116)

Net income (loss)	$14,908	$(11,785)	$26,901	$(64,408)

Dividends on preferred stock	—	(750)	—	(2,250)
Net income (loss) available to common stockholders	$14,908	$(12,535)	$26,901	$(66,658)

Earnings (loss) per common share:
Basic	$0.64	$(0.54)	$1.16	$(2.87)

Fully Diluted	$0.64	$(0.54)	$1.16	$(2.87)

Weighted average shares outstanding — basic	23,153,687	23,224,116	23,149,220	23,216,789
Weighted average shares outstanding — diluted	23,321,011	26,224,116	23,306,924	26,216,789
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred	Common	Additional	Retained
	Stock	Stock	Paid-in	Earnings	Total
	(in thousands)
BALANCE, DECEMBER 31, 2007	$—	$234	$184,432	$68,933	$253,599

Net income	—	—	—	26,901	26,901

Issuance of restricted stock awards	—	2	141	—	143

Restricted stock retired/forfeited	—	—	(231)	—	(231)

Share-based compensation	—	—	1,873	—	1,873

BALANCE, SEPTEMBER 30, 2008	$—	$236	$186,215	$95,834	$282,285

BALANCE, DECEMBER 31, 2008	$1	$236	$229,741	$107,637	$337,615

Net loss	—	—	—	(64,408)	(64,408)

Issuance of restricted stock awards	—	2	194	—	196

Restricted stock retired/forfeited	—	(1)	(141)	—	(142)

Share-based compensation	—	—	2,206	—	2,206

Preferred stock dividends	—	—	—	(2,250)	(2,250)

BALANCE, SEPTEMBER 30, 2009	$1	$237	$232,000	$40,979	$273,217

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2008	2009
	(in thousands)
Cash flows from operations:
Net income (loss)	$26,901	$(64,408)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Deferred income taxes	12,117	(21,881)
Depreciation, amortization and accretion	28,554	53,556
Provision for bad debts	617	1,937
Goodwill impairment	—	33,479
Loss on disposal of equipment	179	81
Stock based compensation	1,873	2,206
Changes in assets and liabilities:
Trade accounts receivable	(35,297)	34,541
Advance on materials for future delivery	—	1,078
Inventory	(3,770)	1,739
Prepaid expenses and other assets	(343)	1,530
Income tax receivable	3,337	(18,541)
Accounts payable	1,052	(19,219)
Advance payments on servicing contracts	(70)	(206)
Accrued wages and health benefits	3,591	(776)
Other accrued liabilities	1,049	655

Net cash provided by operations	39,790	5,771

Cash flows from investing:
Expenditure for property, plant and equipment, net of construction payables	(75,519)	(23,581)
Acquisition of businesses, net of cash acquired	(6,006)	(1,928)
Proceeds (expenditures) for other assets	405	(582)
Proceeds from sale of property, plant and equipment	1,568	2,510

Net cash used in investing	(79,552)	(23,581)
Cash flows from financing:
Principal payments on long-term debt	(175,503)	(133,948)
Proceeds from long-term borrowings	216,272	153,181
Issuance/retirement of restricted stock, net	(88)	54
Payment on capital lease obligations	—	(841)
Payment of preferred dividends	—	(2,250)

Net cash provided by financing	40,681	16,196

Net increase (decrease) in cash and cash equivalents	919	(1,614)

Cash and cash equivalents, beginning of period	5,510	1,637

Cash and cash equivalents, end of period	$6,429	$23

Supplemental disclosure of cash flow data:
Interest paid	$905	$7,058
Income taxes paid	3,302	305
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization
     Superior Well Services, Inc. (“Superior,” “we” or “us”) was formed as a Delaware corporation on March 2, 2005 for the purpose of serving as the parent holding company for Superior GP, L.L.C. (“Superior GP”), Superior Well Services, Ltd. (“Superior Well”) and Bradford Resources, Ltd. (“Bradford”). In May 2005, Superior and the partners of Superior Well and Bradford entered into a contribution agreement that resulted in the partners of Superior Well and Bradford contributing their respective partnership interests to Superior in exchange for shares of common stock of Superior (the “Contribution Agreement”). In December 2006, Bradford was merged into Superior Well. Superior Well is a Pennsylvania limited partnership that became a wholly owned subsidiary of Superior in connection with its initial public common stock offering.
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
     Trade Accounts Receivable
     Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly independent oil and natural gas companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account. For the three month periods ended September 30, 2008 and 2009, Superior recorded a provision for uncollectible accounts receivable of $272,000 and $525,000, respectively. For the nine month periods ended September 30, 2008 and 2009, Superior recorded a provision for uncollectible accounts receivable of $617,000 and $1,937,000, respectively.

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
     Advances on Material for Future Delivery
     In October 2008, Superior entered into a take-or-pay contract with Preferred Rocks USS, Inc. to purchase fracturing sand beginning in November 2008 through December 2015. In connection with the take-or-pay contract, Superior advanced $15 million for materials that will be delivered in the future. The outstanding balance of the advance earns interest at a rate of 10% per annum. The advance on materials for future delivery will be used to offset future purchase commitments under the take-or-pay contract. At September 30, 2009, the portion of the advance expected to offset future purchases within the next twelve months amounted to $4.1 million and is reflected in current assets. Other assets include $9.0 million for advances expected to offset future purchases after one year.
     Property, Plant and Equipment
     Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line method over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements, range from 5 to 15 years for disposal wells and related equipment and range from 5 to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $10.2 million and $17.5 million for the three months ended September 30, 2008 and 2009, respectively. Depreciation expense, excluding intangible amortization, amounted to $27.8 million and $51.8 million for the nine months ended September 30, 2008 and 2009, respectively.
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
     Insurance Expense
     Superior partially self-insures employee health insurance plan costs. The estimated costs of claims under this self-insurance program are accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. The self-insurance accrual is estimated based upon our historical experience, as well as any known unpaid claims activity. Judgment is required to determine the appropriate accrual levels for claims incurred but not yet received and paid. The accrual estimates are based primarily upon recent historical experience adjusted for employee

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
headcount changes. Historically, the lag time between the occurrence of an insurance claim and the related payment has been approximately forty five days and the differences between estimates and actuals have not been material. The estimates could be affected by actual claims being significantly different. Presently, Superior maintains an insurance policy that covers claims in excess of $150,000 per employee.
     Income Taxes
     Superior recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in Superior’s financial statements or tax returns. Using this method, deferred tax liabilities and assets were determined based on the difference between the financial carrying amounts and tax bases of assets and liabilities using estimated effective tax rates. Prior to becoming wholly-owned subsidiaries of Superior, Superior Well and Bradford were not taxable entities for federal or state income tax purposes and, accordingly, were not subject to federal or state corporate income taxes. Superior’s accounting policies require that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets on quarterly basis and valuation allowances are provided as necessary. We have not recorded any valuation allowances as of September 30, 2009. Superior’s balance sheets at December 31, 2008 and September 30, 2009 do not include any liabilities associated with uncertain tax positions; further Superior has no unrecognized tax benefits that if recognized would change the effective tax rate.
     We file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. We are not subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. Superior classifies interest expense and penalties related to income tax expense as interest expense. Interest and penalties for the three and nine months ended September 30, 2008 and 2009 were insignificant in each period. We are subject to U.S. federal income tax examinations for the years after 2005 and we are subject to various state tax examinations for years after 2005.
     Asset Retirement Obligations
     Superior has an obligation to plug and abandon its disposal wells at the end of their operations. Superior records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of the assets and capitalizes an equal amount as a cost of the assets, depreciating it over the life of the assets. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets and settlements of obligations. In November 2008, the asset retirement obligation was assumed through the Diamondback asset acquisition. Accretion expense for the three and nine months ended September 30, 2009 was insignificant. There was no accretion expense for the three and nine months ended September 30, 2008.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
     Goodwill and Intangible Assets
     Superior does not record amortization for goodwill or intangible assets deemed to have indefinite lives for acquisitions completed after June 30, 2001. We perform our goodwill impairment test annually, or more frequently, if an event or circumstances would give rise to an impairment indicator. These circumstances include, but are not limited to, significant adverse changes in the business climate. Our goodwill impairment test is performed at the business segment levels, technical services and fluid logistics, as they represent our reporting units. The impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill, and uses a future cash flow analysis based on the estimates and assumptions for our long-term business forecast. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is deemed to be not impaired. If the fair value of a reporting unit is less than its carrying amount, the second step of the goodwill impairment test is performed to determine the impairment loss, if any. This second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill, and if the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that goodwill, an impairment loss is recorded for the difference. Any impairment charge would reduce earnings.
     Superior performed an assessment of goodwill at December 31, 2008 and the tests resulted in no indications of impairment. However, Superior determined a “triggering event” requiring an interim assessment had occurred at June 30, 2009 because the oil and gas services industry continued to decline and its net book value had been substantially in excess of its market capitalization during the second quarter of 2009.
     To estimate the fair value of the business segments, Superior used a weighted-average approach of two commonly used valuation techniques; a discounted cash flow method and a similar transaction method. Superior’s management assigned a weight to the results of each of these methods based on the facts and circumstances that are in existence for that testing period. During the second quarter of 2009, because of overall economic downturn, management assigned more weighting to the discounted cash flow method than the similar transaction method. Given the continued deterioration of the general economic and oil service industry conditions during 2009, management believed that similar transactions may not be as useful because the valuations may reflect distressed sales conditions. Accordingly, the similar transaction weighting was reduced to 10% during the second quarter of 2009.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     In addition to the estimates made by management regarding the weighting of the various valuation techniques, the creation of the techniques themselves requires significant estimates and assumptions to be made by management. The discounted cash flow method, which is assigned the highest weight by management, requires assumptions about future cash flows, future growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our forecasts and strategic plans, as well as the beliefs of management about future activity levels. In applying the discounted cash flow approach, the cash flow available for distribution is projected for a finite period of years. Cash flow available for distribution is defined as the amount of cash that could be distributed as a dividend without impairing our future profitability or operations. The cash flow available for distribution and the terminal value (our value at the end of the estimation period) are discounted to present value to derive an indication of value of the business enterprise. Based upon the result of our impairment testing, total impairment was indicated for the goodwill in both of our business segments. As a result, we recorded a non-cash goodwill impairment loss of $33.2 million at June 30, 2009.
     During the third quarter of 2009, we recorded a non-cash charge totaling $0.3 million for the impairment of intangible assets associated with a service center ceasing operations.
     Superior’s intangible assets consist of $8.1 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended September 30, 2008 and 2009, Superior recorded amortization expense of $261,000 and $583,000, respectively. For the nine months ended September 30, 2008 and 2009, Superior recorded amortization expense of $767,000 and $1,748,000, respectively.
     Valuation of Finite-Lived Intangible and Tangible Assets
     Superior performs impairment tests when a possible impairment may exist. Unlike goodwill and indefinite-lived intangible assets, fixed assets and finite-lived intangibles are not tested for impairment on a recurring basis, but only when circumstances or events indicate a possible impairment may exist. These circumstances or events are referred to as “trigger events” and examples of such trigger events include, but are not limited to, an adverse change in business conditions, a significant decrease in benefits being derived from an acquired business, or a significant disposal of a particular asset or asset class. If a trigger event occurs, an impairment test is performed based on an undiscounted cash flow analysis.
     We determined a “triggering event” requiring an assessment had occurred because the oil and gas services industry continued to decline and our net book value has been substantially in excess of our market capitalization during the second and third quarters of 2009. No impairment was indicated by this test.
     Concentration of Credit Risk
     Substantially all of Superior’s customers are engaged in the oil and gas industry. This concentration of customers may impact Superior’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. One customer accounted for 13% of our revenue for the three months ended September 30, 2008 and two customers accounted for 16% and 12% of our revenue for the three months ended September 30, 2009. One customer accounted for 15% of our revenue for the nine months ended September 30, 2008 and two customers accounted for 22% and 11% of our revenue for the nine months ended September 30, 2009. At December 31, 2008 one customer accounted for 17% and eight customers accounted for 51% of our accounts receivable. At September 30, 2009, two customers accounted for 23% and 10% and eight customers accounted for 58% of our accounts receivable.
     Share Based Compensation
     We account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. The three months ended September 30, 2008 and 2009 include $638,000 and $735,000 of additional compensation expense, respectively, as

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a result of stock based compensation. The nine months ended September 30, 2008 and 2009 include $1,873,000 and $2,206,000 of additional compensation expense, respectively, as a result of the stock based compensation.
     Weighted Average Shares Outstanding
     The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding. For the three and nine months ended September 30, 2009, net income was reduced by $750,000 and $2.3 million of preferred dividend payments to arrive at net income available to common stockholders, respectively. Diluted per share information is calculated by also considering the impact of restricted common stock on the weighted average number of shares outstanding.
     Although the restricted shares are considered legally issued and outstanding under the terms of the restricted stock agreement, they are still excluded from the computation of basic earnings per share. Once vested, the shares are included in basic earnings per share as of the vesting date. Superior includes unvested restricted stock with service conditions in the calculation of diluted earnings per share using the treasury stock method. Assumed proceeds under the treasury stock method would include unamortized compensation cost and potential windfall tax benefits. If dilutive, the stock is considered outstanding as of the grant date for diluted earnings per share computation purposes. If anti-dilutive, it would be excluded from the diluted earnings per share computation. For the three and nine months ended September 30, 2008, 167,324 and 157,704 restricted shares, respectively, were considered to be dilutive. The restricted shares were anti-dilutive for the three and nine months ended September 30, 2009.
     Additionally, we account for the effect of our Series A Preferred Stock (as defined in Note 3) in the diluted earnings per share calculation using the “if converted” method. Under this method, the $75 million of Series A Preferred Stock is assumed to be converted to common shares at the conversion price of $25.00, which equals three million “if converted” shares. The number of “if-converted” shares is weighted for the number of days outstanding in the period. The three million of “if converted” shares were outstanding for the entire nine months ended September 30, 2009, so they are included in our diluted weighted average shares outstanding. If dilutive, these shares would be considered outstanding for the first nine months of 2009 for diluted earnings per share computation purposes. If anti-dilutive, these shares would be excluded from the diluted earnings per share computation. These “if converted” shares were anti-dilutive for the three and nine months ended September 30, 2009. Superior did not have Series A Preferred Stock outstanding at September 30, 2008, so there were no “if-converted” shares to account for during that period.
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
     In April 2009, the FASB issued three new FASB Staff Positions (“FSPs”) relating to fair value accounting; FAS 157-4, “Determining Fair Value When Market Activity Has Decreased,” FSP FAS 115-2 and FAS 124-2, “Other-Than-Temporary Impairment” and FSP FAS 107-1/APB 28-1, “Interim Fair Value Disclosures for Financial Instruments.” These FSPs impact certain aspects of fair value measurement and related disclosures. The provisions of these FSPs were effective beginning in the second quarter of 2009. The impact of adopting these FSPs did not have a material effect on Superior’s consolidated results of operations or financial position.
     Effective January 1, 2009, Superior adopted FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non- amortizable intangible assets as well as asset retirement obligations. The adoption of SFAS 157-2 did not have a significant impact on Superior’s operating results, financial position or cash flows.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” (“FAS 168”). The Codification is now the single source of authoritative US generally accepted accounting principles (“GAAP”) for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance. The Codification is effective for the Company beginning the third quarter ending September 30, 2009. The issuance of FAS 168 will not change GAAP and therefore the adoption of FAS 168 will only affect how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.
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
     In November 2008, Superior purchased the pressure pumping, fluid logistics and completion, production and rental tools business lines from Diamondback for approximately $202.0 million. The acquisition consideration consisted of $71.5 million in cash, $42.9 million of Series A 4% Convertible Preferred Stock ($75 million liquidation preference) ( the “Series A Preferred Stock”) with a perpetual term and $80 million in Second Lien Notes (as defined in Note 5) aggregating $194.4 million plus $7.6 million of transaction costs for a total purchase price of $202.0 million. Each share of Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share and is convertible into 40 shares of common stock subject to adjustment (representing a conversion price of $25 per share based on the liquidation preference). The fair value of the Series A Preferred Stock was estimated using quotes obtained from an investment bank that used a convertible valuation tool used by investment banks, convertible investors and other market participants to value equity-linked securities. The Second Lien Notes are due in November 2013 and are pre-payable without penalty at our option. The interest rate on the Second Lien Notes is

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
initially set at 7% and escalates 1% annually. The fair value of the Second Lien Notes was estimated by using Standard & Poor’s leveraged loan composite indices with similar terms and maturity. As part of the acquisition, Superior acquired 128,000 horsepower, 105 transports and trucks, 400 frac tanks and six water disposal wells. The assets that Superior purchased from Diamondback are operating in the Anadarko, Arkoma and Permian Basins, as well as the Barnett Shale, the Woodford Shale, West Texas, southern Louisiana and the Texas Gulf Coast.
4. Property, Plant and Equipment
     Property, plant and equipment at December 31, 2008 and September 30, 2009 consisted of the following:

	December 31,	September 30,
	2008	2009
	(in thousands)
Property, Plant and Equipment:
Land	$453	$453
Building and improvements	16,621	18,973
Equipment and vehicles	500,101	525,157
Disposal wells and equipment	8,764	8,705
Construction in progress	28,065	20,251

	554,004	573,539
Accumulated depreciation	(100,014)	(151,055)

Total property, plant and equipment, net	$453,990	$422,484

5. Short and Long-term Obligations
     On September 30, 2008, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions that provided for a $250.0 million secured revolving credit facility (our “Credit Facility”) which matures on March 31, 2013. On September 23, 2009, we entered into an amendment (the “First Amendment”) to the Credit Agreement. Pursuant to the First amendment the total capacity under our Credit Facility was reduced from $250.0 million to $175.0 million, which amount will be further reduced to $125.0 million on January 1, 2010. In addition, in the First Amendment, Superior agreed to raise $50.0 million on or before December 31, 2009 through asset sales, issuance of equity, or a combination of both. Superior agreed to use the proceeds from those assets sales and equity issuances, to pay down amounts outstanding under our Credit Facility. Under the terms of the First Amendment, the amounts outstanding under the Credit Facility cannot exceed the lesser of the total capacity and the “borrowing base” (as defined in the Credit Agreement) that currently consists of (i) 80% of eligible accounts receivable, (ii) 50% of eligible inventory and (iii) 30% (which amount will be reduced to 20% on January 1, 2010) of the net book value of property, plant and equipment. As a result of the First Amendment and in accordance with the FASB topic on modifications and extinguishments of debt, Superior increased interest expense during the third quarter of 2009 by $0.5 million for the write down of deferred financing costs.
     Borrowings under our Credit Facility are secured by substantially all of our business assets. The interest rate on borrowings under our Credit Facility is set, at our option, at either LIBOR plus a spread of 4.0% or the prime lending rate plus a spread of 2.0%. At December 31, 2008, we had had $127.0 million outstanding, $6.3 million in letters of credit outstanding and $116.7 million of available capacity under our credit facility. At September 30, 2009, we had $146.4 million outstanding, $6.5 million in letters of credit outstanding and $22.1 million of available capacity under our credit facility. The weighted average interest rate for our Credit Facility for the three and nine months ended September 30, 2009 was 3.6% and 3.4%, respectively.
     In connection with the Diamondback asset acquisition (Note 3), Superior issued an aggregate principal amount of $80 million second lien notes due November 2013 (the “Second Lien Notes”). The Second Lien Notes are secured by a second priority lien on the assets secured by our Credit Facility. In connection with the issuance of the Second Lien Notes, we entered into an indenture (the “Indenture”), among us, our subsidiaries and the Wilmington Trust FSB, as trustee. Interest on the Second Lien Notes accrues at an initial rate of 7% per annum and the rate increases by 1% per annum on each anniversary date of the Indenture. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1, commencing on January 1, 2009.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Under the Credit Agreement and the Indenture, we are subject to certain limitations, including limitations on our ability to: make capital expenditures in excess of $6.0 million per quarter through March 2011; incur additional debt or sell assets; make certain investments, loans and acquisitions; guarantee debt; grant liens; enter into transactions with affiliates and engage in other lines of business. We are also subject to financial covenants, which include minimum quarterly EBITDA amounts, senior and total debt to EBITDA ratios and an interest coverage ratio. These covenants are subject to a number of exceptions and qualifications set forth in the First Amendment. At December 31, 2008 and September 30, 2009, we were in compliance with the financial covenants required under the Credit Agreement and the Indenture.
     Long-term debt at December 31, 2008 and September 30, 2009 consisted of the following (amounts in thousands):

	December 31,	September 30,
	2008	2009
Credit Facility with interest rates at either LIBOR plus a spread of 4.0% or the prime lending rate plus a spread of 2.0% due March 2013, collateralized by cash, investment property, accounts receivable, inventory, intangibles and equipment	$127,000	$146,358
Second Lien Notes due November 2013 with an initial interest rate of 7.0% per annum which increases 1% per annum on the anniversary date of the indenture, collateralized by a second priority lien on Superior’s assets secured by the Credit Facility	80,000	80,000
Mortgage notes payable to a bank with interest at the bank’s prime lending rate minus 1%, payable in monthly installments of $8,622 plus interest through January 2021, collateralized by real property	1,109	1,024
Notes payable to sellers with nominal interest rates due through December 2010, collateralized by specific buildings and equipment	90	50

	208,199	227,432
Less — Payments due within one year	157	157

Total	$208,042	$227,275

     Principal payments required under our long-term debt obligations during the next five years and thereafter are as follows: 2009-$157,000, 2010-$126,000, 2011-$103,000, 2012-$103,000, 2013-$226,462,000 and thereafter $481,000.
     Capital Lease Obligations
     In connection with the Diamondback asset acquisition (Note 3), Superior recorded capital leases on equipment that extend through 2011. Assets held under capital leases totaling $2.2 million net book value are included in property, plant and equipment within the equipment and vehicles asset class. Amortization of assets recorded under capital leases is reported in depreciation, amortization and accretion expense.
     Future minimum lease payments under capital leases as of September 30, 2009 are (amounts in thousands):

Due in 1 year	$2,267
Due in 2 years	151
Due in 3 years	178

Total minimum payments	2,596
Less amounts representing interest	131

Total obligation under capital leases	2,465
Less current portion	2,154

Long-term portion	$311

6. Stockholders’ equity
     Common Stock
     We are authorized to issue 70,000,000 shares of common stock, $0.01 par value per share, of which 23,620,578 and 23,803,503 shares of common stock were outstanding as of December 31, 2008 and September 30, 2009,

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
respectively. All of our currently outstanding shares of common stock are listed on the NASDAQ Global Select Market under the symbol “SWSI”.
     Subject to the rights of the holders of any outstanding shares of preferred stock, each share of common stock is entitled to: (i) one vote on all matters presented to the stockholders, with no cumulative voting rights; (ii) receive such dividends as may be declared by the Board of Directors (the “Board”) out of funds legally available therefore; and (iii) in the event of our liquidation or dissolution, share ratably in any distribution of our assets.
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
     Preferred Stock
     We are authorized to issue 10,000,000 shares of preferred stock, $0.01 par value per share, of which 75,000 shares of preferred stock were outstanding both at December 31, 2008 and September 30, 2009. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by the Board. The Board may fix the number of shares constituting each series and increase or decrease the number of shares of any series.
     In November 2008, we issued 75,000 shares of Series A Preferred Stock in connection with the Diamondback asset acquisition. The Series A Preferred Stock is perpetual and ranks senior to our common stock with respect to payment of dividends, and amounts upon liquidation, dissolution or winding up. As of December 31, 2008 and September 30, 2009, 75,000 shares of a Series A Preferred Stock were outstanding.
     Dividends
     Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board out of assets legally available therefore, cumulative cash dividends at the rate per annum of $40.00 per share. Dividends on the Series A Preferred Stock are payable quarterly in arrears on December 1, March 1, June 1 and September 1 of each year (and, in the case of any undeclared and unpaid dividends, at such additional times and for such interim periods, if any, as determined by the Board), at such annual rate. Dividends are cumulative from the date of the original issuance of the Series A Preferred Stock, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends.
     Beginning on December 1, 2008, we have declared and paid the regularly scheduled dividend on outstanding shares of the Series A Preferred Stock.
     Liquidation Preference
     Holders of the Series A Preferred Stock are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $1,000 per share (the “Liquidation Value”) plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the holders of the Series A Preferred Stock have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series A Preferred Stock. As of December 31, 2008 and September 30, 2009, our Series A Preferred Stock had a total Liquidation Preference of $75.0 million.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
     Conversion
     Each share of Series A Preferred Stock is convertible, in whole or in part at the option of the holders thereof, into shares of common stock at a conversion price of $25.00 per share of common stock (equivalent to a conversion rate of 40 shares of common stock for each share of Series A Preferred Stock), representing 3,000,000 common shares at December 31, 2008 and September 30, 2009. The right to convert shares of Series A Preferred Stock called for redemption will terminate at the close of business on the day preceding a redemption date.
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
     Superior accounts for equity awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied.
     During 2006, Superior granted restricted common stock awards that totaled 290,900 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2006 of 50,000, 67,000 and 173,900, respectively. During 2007, Superior granted restricted common stock awards that totaled 135,200 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2007 of 22,000, 26,000 and 87,200, respectively. During 2008, Superior granted restricted common stock awards that totaled 176,400 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2008 of 12,000, 32,500 and 131,900, respectively. During 2009, Superior granted restricted common stock awards that totaled 195,750 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2009 of 18,000, 33,500 and 144,250, respectively. Each award is subject to a service requirement that requires the director, officer or key employee to continuously serve as a member of the Board or as an employee of Superior from the date of grant through the five year anniversary of the date of grant to avoid subjecting all or a portion of the award to forfeiture restrictions. Under the terms of the 2005 Stock Incentive Plan, vested shares may be issued net of a number of shares necessary to satisfy the participant’s income tax obligation. Such amounts are recorded as shares retired. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the following schedule:

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
     Under the 2005 Stock Incentive Plan, the fair value of the restricted stock awards is based on the closing market price of Superior’s common stock on the date of grant. A summary of the activity of Superior’s restricted stock awards are as follows:

		Weighted Average
	Number of	Grant Date Fair
	shares	Value Per Share
Nonvested at December 31, 2007	371,415	$26.57
Granted	176,400	16.98
Vested	(50,479)	26.92
Forfeited	(22,870)	24.26
Retired	(11,380)	27.28

Nonvested at December 31, 2008	463,086	$22.97
Granted	195,750	8.94
Vested	(70,261)	25.38
Forfeited	(55,010)	17.35
Retired	(8,850)	26.03

Nonvested at September 30, 2009	524,715	$17.95

     The aggregate market value of cumulative awards was approximately $14.6 million, before the impact of income taxes. At September 30, 2009, Superior’s unrecognized compensation costs related to non-vested awards amounted to $6.2 million. Superior is recognizing the expense in connection with the restricted share awards ratably over the five year vesting period. Compensation expense related to the 2005 Stock Incentive Plan for the three months ended September 30, 2008 and 2009 was $638,000 and $735,000, respectively. Compensation expense related to the 2005 Stock Incentive Plan for the nine months ended September 30, 2008 and 2009 was $1,873,000 and $2,206,000, respectively.
7. Income Taxes
     Superior accounts for income taxes and the related accounts under the liability method. Deferred taxes and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.
     The provision for income taxes is comprised of:

	Period Ended September 30, 2008		Period Ended September 30, 2009
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
Current:
State and local	$791	$1,437	$(48)	$(1,566)
U.S. federal	2,675	5,202	(36)	(16,669)

Total current	3,466	6,639	(84)	(18,235)

Deferred:
State and local	688	1,710	(1,163)	(3,350)
U.S. federal	5,652	10,407	(6,741)	(18,531)

Total deferred	6,340	12,117	(7,904)	(21,881)

Provision (benefit) for income tax expense	$9,806	$18,756	$(7,988)	$(40,116)

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Significant components of Superior’s deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2008	2009
	(amounts in thousands)
Deferred tax assets:
Restricted stock	$1,233	$1,342
Accrued expenses and other	1,516	1,577
Alternative minimum tax	505	505
Allowance for doubtful accounts receivable	1,022	1,866
Net operating loss carryforward	—	29,403

Total deferred tax assets	4,276	34,693

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(49,082)	(57,618)

Total deferred tax liabilities	(49,082)	(57,618)

Net deferred taxes	$(44,806)	$(22,925)

     A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

	Period Ended September 30, 2008		Period Ended September 30, 2009
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
Federal statutory tax rate	35%	35%	(35)%	(35)%
Impact of vesting of restricted stock	1	1	—	1
State income taxes	4	4	(4)	(3)
Other	—	1	(1)	(1)

Effective income tax rate	40%	41%	(40)%	(38)%

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
9. Related-Party Transactions
     Superior Well provides technical pumping services and down-hole surveying services to customers owned by certain stockholders and directors of Superior. The total amounts of services provided to these affiliated parties for the three months ended September 30, 2008 and 2009 were approximately $1,577,000 and $1,736,000, respectively. The total amounts of services provided to these affiliated parties for the nine months ended September 30, 2008 and 2009 were approximately $3,966,000 and $3,728,000, respectively. The accounts receivable outstanding from the affiliated parties were $212,000 and $928,000 at December 31, 2008 and September 30, 2009, respectively.
     Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain stockholders and directors of Superior. The total amounts paid to these affiliated parties were approximately

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$1,342,000, and $714,000 for the three months ended September 30, 2008 and 2009, respectively. The total amounts paid to these affiliated parties were approximately $2,922,000, and $1,892,000 for the nine months ended September 30, 2008 and 2009, respectively. Superior Well had accounts payable to these affiliates of $250,000 and $237,000 at December 31, 2008 and September 30, 2009, respectively.
     In connection with the Diamondback asset acquisition (Note 3), Superior Well entered into a transition services agreement to provide temporary services to Diamondback, which terminated on June 30, 2009. These services included assistance in payroll, information technologies and certain other corporate support service matters. Superior did not provide any services to Diamondback for the three month period ended September 30, 2009. The total amount of services provided to Diamondback for the nine month period ended September 30, 2009 was approximately $150,000. The accounts receivable outstanding from Diamondback was $49,000 at December 31, 2008. There was no accounts receivable outstanding from Diamondback at September 30, 2009.
     In connection with the Diamondback asset acquisition (Note 3), Superior Well entered into facility leases with an affiliate of Diamondback. The lease terms range from nine months to five years and the monthly lease payments are approximately $122,000. Rent expense for these leased facilities for the three and nine month period ended September 30, 2009 was $305,000 and $1,036,000 respectively. Rent expense for these lease facilities that was unpaid at December 31, 2008 was approximately $143,000 and was reflected in accounts payable. There was no unpaid balance at September 30, 2009.
10. Commitments and Contingencies
     Minimum annual rental payments, principally for non-cancelable real estate and vehicle leases with terms in excess of one year, in effect at December 31, 2008, were as follows: 2009—$9,396,000; 2010—$7,851,000; 2011—$6,007,000; 2012—$4,308,000 and 2013—$2,575,000.
     Total rental expense charged to operations was approximately $1,439,000 and $2,021,000 for the three months ended September 30, 2008 and 2009, respectively. Total rental expense charged to operations was approximately $3,869,000 and $6,614,000 for the nine months ended September 30, 2008 and 2009, respectively.
     In October 2008, we entered into a take-or-pay contract with Preferred Rocks USS, Inc. to purchase fracturing sand beginning in November 2008 through December 2015. In connection with the take-or-pay contract, Superior advanced $15 million for materials that will be delivered in the future. The advance on materials for future delivery will be used to offset future purchase commitments under the take-or-pay contract. Superior earns interest on the outstanding balance of the advance at a rate of 10% per annum. Minimum purchases under the take-or-pay contract are estimated at $10.5 million, $12.1 million, $12.4 million, $12.8 million, $17.9 million, $18.4 million and $18.9 million in 2009, 2010, 2011, 2012, 2013, 2014 and 2015, respectively.
     Superior had commitments of approximately $19.8 million and $2.0 million for capital expenditures as of December 31, 2008 and September 30, 2009, respectively.
     Superior is involved in various legal actions and claims arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of the operations or cash flow of Superior.
11. Business Segment Information
     Superior’s method of determining what information to report is based on the way our management organizes the operating segments for making operational decisions and assessing financial performance. We operate out of two subsidiaries that form the basis for the segments that we report. These segments have been selected based on resource allocation by management and performance. Following is a discussion of our reporting segments.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fluid Logistics— This operating segment provides a variety of services to assist our customers to obtain, transport, store and dispose of fluids that are involved in the drilling, development and production of hydrocarbons.
     We evaluate performance and allocate resources based on operating income (loss). During the three and nine months ended September 30, 2008, we only had one reportable segment, technical services. In November 2008, as a result of the Diamondback asset acquisition, we added fluids logistics services, resulting in two reportable operating segments, technical services and fluid logistics, as seen below:

	Three Months Ended September 30, 2009
	Technical	Fluid
	Services	Logistics	Corporate	Total
		(in thousands)
Net revenue	$87,402	$3,370	$—	$90,772
Depreciation, amortization and accretion	$16,506	$1,435	$139	$18,080
Operating loss	$(11,032)	$(2,022)	$(3,407)	$(16,461)
Capital expenditures	$5,773	$—	$31	$5,804
Segment assets as of September 30, 2009	$550,361	$42,466	$5,773	$598,600

	Three Months Ended September 30, 2008
	Technical	Fluid
	Services	Logistics	Corporate	Total
		(in thousands)
Net revenue	$146,008	$—	$—	$146,008
Depreciation, amortization and accretion	$10,381	$—	$63	$10,444
Operating income (loss)	$27,434	$—	$(2,500)	$24,934
Capital expenditures	$24,808	$—	$67	$24,875
Segment assets as of September 30, 2008	$403,005	$—	$10,905	$413,910

	Nine Months Ended September 30, 2009
	Technical	Fluid
	Services	Logistics	Corporate	Total
		(in thousands)
Net revenue	$286,578	$16,967	$—	$303,545
Depreciation, amortization and accretion	$48,845	$4,302	$409	$53,556
Operating loss	$(70,072)	$(13,622)	$(11,108)	$(94,802)
Capital expenditures	$23,302	$10	$269	$23,581
Segment assets as of September 30, 2009	$550,361	$42,466	$5,773	$598,600

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2008
	Technical	Fluid
	Services	Logistics	Corporate	Total
		(in thousands)
Net revenue	$359,183	$—	$—	$359,183
Depreciation, amortization and accretion	$28,376	$—	$178	$28,554
Operating income (loss)	$53,960	$—	$(7,290)	$46,670
Capital expenditures	$75,370	$—	$149	$75,519
Segment assets as of September 30, 2008	$403,005	$—	$10,905	$413,910
     We do not allocate interest expense, other expense or tax expense to the operating segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the three and nine months ended September 30, 2008 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
		(in thousands)
Segment operating income (loss)	$24,934	$(16,461)	$46,670	$(94,802)
Interest expense	466	3,806	876	10,132
Other income (expense), net	246	494	(137)	410
Income taxes (benefit)	9,806	(7,988)	18,756	(40,116)

Net income (loss)	$14,908	$(11,785)	$26,901	$(64,408)

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
     Superior’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long term debt. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The carrying value of Superior’s Credit Facility and mortgage notes payable approximates fair value at December 31, 2008 and September 30, 2009, since the interest rates are market-based and are generally adjusted periodically, representing Level 1 measurements.
     The Second Lien Notes are not actively traded in an established market. The fair values of this debt is estimated by using Standard & Poor’s leveraged loan composite indices with similar terms and maturity, that is, a Level 2 fair value measurement. The fair value of the Second Lien Notes was $78.4 million compared to a carrying value of $80.0 million at September 30, 2009.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14. Subsequent Events
     We evaluated subsequent events through October 26, 2009, the date our financial statements were issued and we had no subsequent events that required disclosure.

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
Cautionary Statement Regarding Forward-Looking Statements
     This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:
•	a sustained or continued decrease in domestic spending by the oil and natural gas exploration and production industry;

•	a continued decline in or substantial volatility of crude oil and natural gas commodity prices;

•	current weaknesses in the credit and capital markets and lack of credit availability;

•	our inability to comply with the financial and other covenants in our debt agreements as a result of reduced revenues and financial performance or our inability to raise sufficient funds through assets sales or equity issuances;

•	overcapacity and competition in our industry;

•	unanticipated costs, delays and other difficulties in executing our long-term growth strategy, including difficulties associated with the integration of our Diamondback asset acquisition;

•	the loss of one or more significant customers;

•	the loss of or interruption in operations of one or more key suppliers;

•	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings.
     When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009, as well as other written and oral statements made or incorporated by reference from time to time by us in other reports and filings with the SEC. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     We are a Delaware corporation formed in 2005 to serve as the parent holding company for an oilfield services business operating under the Superior Well Services name since 1997 in many of the major oil and natural gas producing regions in the Appalachian, Mid-Continent, Rocky Mountain, Southwest and Southeast regions of the United States. In August 2005, we completed our initial public offering of 6,460,000 shares of common stock at a price of $13.00 per share, and in December 2006 we completed a follow-on offering of 3,690,000 shares of common stock at a price of $25.50 per share. We provide a wide range of wellsite solutions to oil and natural gas companies, primarily technical pumping services and down-hole surveying services. We focus on offering technologically advanced equipment and services at competitive prices, which we believe allows us to successfully compete against both major oilfield services companies and smaller, independent service providers.
     In November 2008, we purchased the pressure pumping, fluid logistics and completion, production and rental tools business lines from Diamondback Energy Holdings, LLC (“Diamondback”) for approximately $202.0 million. The acquisition consideration consisted of $71.5 million in cash, $42.9 million of our Series A 4% Convertible Preferred Stock ($75 million liquidation preference) (the “Series A Preferred Stock”) and $80 million in second lien notes aggregating $194.4 million plus $7.6 million of transaction costs for a total purchase price of $202.0 million. See Note 3 to our consolidated financial statements for more information. As part of the acquisition, we acquired 128,000 horsepower, 105 transports and trucks, 400 frac tanks and six water disposal wells. The assets that we purchased from Diamondback are operating in the Anadarko, Arkoma and Permian Basins, as well as the Barnett Shale, the Woodford Shale, West Texas, southern Louisiana and the Texas Gulf Coast.
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

	Period Ended September 30, 2008		Period Ended September 30, 2009
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
Revenue:
Technical services	$146,008	$359,183	$87,402	$286,578
Fluid logistics services	—	—	3,370	16,967

Total revenue	$146,008	$359,183	$90,772	$303,545

     The following is a brief description of our services:
     Technical Services
     Technical Pumping Services
     We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 64.3%, 7.3%, and 14.2%, respectively, of our revenue for the three months ended September 30, 2009 and 65.5%, 6.2% and 13.3%, respectively, of our revenue for the nine months ended September 30, 2009. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue for the three and nine months ended September 30, 2008 and 2009. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.
     Completion, Production and Rental Tool Services
     Completion and production services were added in connection with the Diamondback asset acquisition and accounted for 4.0% of our revenue for the three months ended September 30, 2009 and 3.6% of our revenue for the nine months ended September 30, 2009. Our completion and production services and other production related activities include specialty services, many of which are performed after drilling has been completed. Consequently, these services occur later in the lifecycle while a well is being completed or during the production stage. These specialty services include plugging and abandonment and roustabout services, as well as the sale and rental of equipment. These services require skilled personnel and various types and sizes of equipment. As newly drilled oil and natural gas wells are prepared for production, our completion services include selectively testing producing zones of the wells before and after stimulation.
     Down-Hole Surveying Services
     We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 6.5% of our revenue for the three months ended September 30, 2009 and 5.8% of our revenue for the nine months ended September 30, 2009. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. In addition, we also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.
     Fluid Logistics Services
     Oil and natural gas operations use and produce significant quantities of fluids. We provide a variety of services to assist our customers to obtain, transport, store and dispose of fluids that are involved in the drilling, development and production of hydrocarbons. We own or lease over 156 fluid hauling transports and trucks, which are used to transport various fluids in the lifecycle of an oil or natural gas well. As of September 30, 2009, we also owned approximately 400 frac tanks, which are rented to producers for use in fracturing and stimulation operations plus other fluid storage needs. We use our fleet of fluid hauling trucks to fill and empty the frac tanks and we deliver and remove these tanks from the well sites. As of September 30, 2009, we owned and operated six water disposal wells in Texas and Oklahoma. The disposal wells are an important component of fluid logistic operations as they provide an efficient solution for the disposal of waste waters. Fluid logistics accounted for approximately 3.7% of our revenue for the three months ended September 30, 2009 and approximately 5.6% of our revenue for the nine months ended September 30, 2009.
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
     Operating Income per Operating Region
     We currently service customers in five operating regions through our 28 service centers. In April 2009, we ceased operations at our service centers in Wooster, Ohio and Cleveland, Oklahoma due to significant activity declines in those areas. In October 2009, we ceased operations at our service centers in Clinton and Coalgate Oklahoma; Trinidad, Colorado; Alvarado, Texas and Artesia, New Mexico due to significant activity declines in those areas. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania; Kimball, Buckhannon and Jane Lew, West Virginia; Norton, Virginia; and Gaylord, Michigan. Our Southeast region service centers are located in Cottondale, Alabama; Columbia, Mississippi; and Bossier City and Broussard, Louisiana. Our Mid-Continent region service centers are located in Hominy, Marlow, Countyline, Sweetwater, and Elk City, Oklahoma; Hays, Kansas; and Van Buren, Arkansas. Our Rocky Mountain region service centers are located in Vernal, Utah; Farmington, New Mexico; Rock Springs, Wyoming; Williston, North Dakota and Brighton, Colorado. Our Southwest region service centers are located in Cresson, Tolar, Midland and Victoria, Texas.
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
     Material and Labor Expenses as a Percentage of Revenue
     Material and labor expenses are composed primarily of cost of materials, maintenance, fuel and the wages of our field personnel. Although, the cost of these expenses as a percentage of revenue has historically remained relatively stable for our established service centers, the industry has experienced an unprecedented decline in drilling activity during the first nine months of 2009 compared to the same period in the prior year. This rapid and deep reduction in drilling activity has resulted in heavy pricing pressure and severe margin contraction in all our service offerings.
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
     Selling, General and Administrative Expenses as a Percentage of Revenue
     Our selling, general and administrative expenses, or SG&A expenses, include administrative, marketing and maintenance employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our general and administrative expenses in relation to our revenue because these expenses have a direct impact on our profitability. Our aggregate selling, general and administrative expenses have increased as a result of the growth in our operations.
     Adjusted EBITDA
     We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense, non-cash stock compensation expense, non-cash goodwill and intangible impairment, depreciation, amortization and accretion expense. Our management uses Adjusted EBITDA:
•	as a measure of operating performance because it assists us in comparing our performance on a consistent basis, since it removes the impact of our capital structure and asset base from our operating results;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	to assess compliance with financial ratios and covenants included in our credit facility;

•	in communications with lenders concerning our financial performance; and

•	to evaluate the viability of potential acquisitions and overall rates of return.
     Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as an alternative to cash flow from operating activities or as an alternative to net income (loss) as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate Adjusted EBITDA differently than we do and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies.
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
     Our Industry and Overview
     We provide products and services primarily to domestic onshore oil and natural gas exploration and production companies for use in the drilling and production of oil and natural gas. The main factor influencing demand for well services in our industry is the level of drilling activity by oil and natural gas companies, which, in turn, depends largely on current and anticipated future natural gas and crude oil prices and production depletion rates. Long-term forecasts for energy demand suggest an increasing demand for oil and natural gas, which, when coupled with flat or declining production curves, we believe should result over the long term in higher natural gas and crude oil commodity prices.
     The recent drop in commodity prices for oil and natural gas, coupled with the volatility in the equity and credit markets, have caused many exploration and production companies to reduce their capital spending. This reduction in capital spending has significantly reduced the demand for our services. The reduced demand for our services has resulted in weaker activity and significant pricing pressures for our service offerings. We continue to believe in the long term fundamentals of our business and the industry. However, the weakened economic and credit markets, the current excess supply of oil and natural gas and the substantial overcapacity in our industry, have caused the short and mid-term outlook for our business and the industry to remain uncertain. The industry experienced an unprecedented decline in drilling activity during the first half of 2009. Drilling rig counts fell more than 50% from the 2008 highs. As a result, during the first nine months of 2009, we have seen pricing erosion and severe margin contraction in all of our service offerings and we believe these pressures will continue until drilling activity materially increases and the current imbalance of excess capacity is reabsorbed.
     Business Outlook
     The current economic and credit environment has lowered demand for energy and resulted in significantly lower prices for oil and natural gas. Demand for the majority of our services is dependent on the level of exploration and production expenditures made by our customers in the oil and natural gas industry. These expenditures are sensitive to the prices our customers receive for their oil and natural gas production, the industry’s view of future oil and natural gas prices and our customers ability to access the financial and credit markets. Since the last half of 2008, the financial and credit markets have weakened substantially and demand for oil and natural gas has declined. As a result, oil and natural gas prices have fallen sharply, which has caused a severe decline in the demand for our services as customers have reduced their exploration and production expenditures. This reduced demand has resulted in significant downward pressure on our prices during the first nine months of 2009 as our competitors have focused on significantly lowering their prices to utilize their excess capacity. Even though we have witnessed a slow and steady increase in the rig counts during the third quarter of 2009, given the current commodity price and credit environment, we expect that drilling activity will continue to be substantially lower in 2009 compared to 2008. We expect that these lower levels of activity will result in a continuation of the heavy pricing pressure for our services until the drilling activity materially increases and the current imbalance of excess capacity is reabsorbed.
     If economic conditions continue to worsen, the demand for our services could continue to decrease as customers make further reductions in their exploration and production expenditures. Additionally, the reduction in cash flows being experienced by some of our customers due to lower commodity prices coupled with the weakening of the credit and capital markets could have an adverse impact on our results of operations and cash flows. For the three and nine months ended September 30, 2009, we have already experienced a substantial increase in our provision for uncollectible accounts receivable compared with the same periods in the prior year. The extent and duration of the economic downturn and financial market deterioration is uncertain at this time, but we will continue to focus on reducing our workforce in locations experiencing significant activity decline, negotiating pricing reductions from our vendors, minimizing discretionary spending and improving our liquidity.
     Recent Developments
     During the first nine months of 2009 the oilfield services market continued to weaken compared to the same period of the prior year as many of our customers substantially reduced their capital spending due to substantially lower prices for oil and natural gas. Even though we have witnessed a slow and steady increase in the rig counts during the third quarter of 2009, we continue to experience the weak market conditions that have required us to increase sales discounts to remain competitive, which has significantly impacted our operating margins. In response to the downturn, we have taken several steps during the first nine months of 2009 to decrease our spending levels and control costs. These steps included a 50% reduction in our workforce to 1,307 currently compared to the beginning of 2009, the closure of a number of unprofitable service centers, compensation and benefit plan reductions and other cutbacks in our cost structure. We believe that the actions we have already taken will result in significant cost savings in the near term, and we expect to continue to implement other cost saving measures during the remainder of 2009, including further reductions in our spending levels and capital expenditures, to further improve our cost structure.
     In addition, the impact of the downturn on our operating margins has resulted in substantially lower net income (loss) and Adjusted EBITDA during the first nine months of 2009. In the third quarter of 2009, it became apparent that we were likely to breach the financial covenants in the credit agreement evidencing our credit facility as of the end of that quarter. As a result, we amended the credit agreement on September 23, 2009 to replace these financial covenants with financial covenants that are more in line with our current and anticipated results of operations. As of September 30, 2009, we were in compliance with the financial covenants in the credit agreement. For a detailed discussion of these covenants please read “— Liquidity and Capital Resources — Description of Our Indebtedness.”
     Our Long-term Growth Strategy
     Given the current market conditions it is unlikely that we will experience significant growth in the near term. However, our long-term growth strategy contemplates engaging in organic expansion opportunities and, to a lesser extent, complementary acquisitions of other oilfield services businesses. Our organic expansion activities generally consist of establishing service centers in new locations, including purchasing related equipment and hiring experienced local personnel. Historically, many of our customers have asked us to expand our operations into new regions that they enter. Once we establish a new service center, we seek to expand our operations by attracting new customers and hiring additional local personnel.

     We also pursue selected acquisitions of complementary businesses, such as our acquisition of the Diamondback assets, both in existing operating regions and in new geographic areas in which we do not currently operate. In analyzing a particular acquisition, we consider the operational, financial and strategic benefits of the transaction. Our analysis includes the location of the business, strategic fit of the business in relation to our business strategy, expertise required to manage the business, capital required to integrate and maintain the business, the strength of the customer relationships associated with the business and the competitive environment of the area where the business is located. From a financial perspective, we analyze the rate of return the business will generate under various scenarios, the comparative market parameters applicable to the business and the cash flow capabilities of the business.
     To successfully execute our long-term growth strategy, we will require access to capital on competitive terms to the extent that we do not generate sufficient cash from operations. We intend to finance future acquisitions primarily by using capacity available under our credit facility and equity or debt offerings or a combination of both. For a more detailed discussion of our capital resources, please read “— Liquidity and Capital Resources.”
Our Results of Operations
     Our results of operations are derived primarily by three interrelated variables: (1) market price for the services we provide; (2) drilling activities of our customers; and (3) cost of materials and labor. To a large extent, the pricing environment for our services will dictate our level of profitability. Our pricing is also dependent upon the prices and market demand for oil and natural gas, which affect the level of demand for, and the pricing of, our services and fluctuates with changes in market and economic condition and other factors. During the first nine months of 2009, increased capacity in each of our operating regions has resulted in significant downward pricing pressure and increased discounts in our service prices. We expect this downward pressure to continue until the level of activity increases enough to absorb the excess capacity. To a lesser extent, seasonality can affect our operations in the Appalachian region and certain parts of the Mid-Continent and Rocky Mountain regions, which may be subject to a brief period of diminished activity during spring thaw due to road restrictions. As our operations have expanded in recent years into new operating regions in warmer climates, this brief period of diminished activity has a lesser impact on our overall results of operations.
     Historical market conditions are reflected in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2009	%Change	2008	2009	%Change

Average rig count [1]
Crude oil	398	270	(32.2)%	367	248	(32.4)%
Natural gas	1,571	689	(56.1)%	1,494	824	(44.8)%

Total U.S. land rigs	1,969	959	(51.3)%	1,861	1,072	(42.4)%

Commodity prices (avg.):
Crude oil (West Texas Intermediate)	$117.98	$68.86	(41.6)%	$113.29	$57.19	(49.5)%
Natural gas (Henry Hub)	9.05	3.14	(65.3)%	9.67	3.69	(61.8)%
     Given the current commodity price and credit environment, we expect that drilling activity will continue to be substantially lower in 2009 compared to 2008, which we believe will continue to reduce demand and prices we receive for our services. We saw lower rig counts in the first half of 2009 followed by a slow and steady increase in rig counts in the third quarter of 2009. However, further reductions in the rig counts may occur in the near future. We believe our ability to service more technically complex plays, our participation in many of the most active drilling plays in the United States, as well as our regional strength in the Appalachian region, will generally help us to maintain our competitive position.

[1]	Estimate of activity as measured by Baker Hughes Inc. for average active U.S. land drilling rigs for the three and nine months September 30, 2008 and 2009.

     Our revenues from each operating region, and their relative percentage of our total revenue, consisted of the following (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Region	2008		2009		2008		2009
Appalachian	$53,682	36.8%	$31,817	35.0%	$135,385	37.7%	$90,428	29.8%
Southeast	23,418	16.0	16,600	18.3	62,978	17.5	50,080	16.5
Southwest	21,190	14.5	17,575	19.4	50,118	14.0	80,972	26.7
Rocky Mountain	19,549	13.4	6,136	6.8	42,771	11.9	16,432	5.4
Mid-Continent	28,169	19.3	18,644	20.5	67,931	18.9	65,633	21.6

Total	$146,008	100.0%	$90,772	100.0%	$359,183	100.0%	$303,545	100.0%

     Results for the Three and Nine Month Periods Ended September 30, 2008 and 2009
     Our results of operations from our primary categories of services consisted of the following for the three and nine month periods ended September 30, 2008 and 2009 (dollars in thousands, percentages are based on total revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009
Revenues:
Technical pumping services	$131,325	89.9%	$77,898	85.8%	$320,941	89.4%	$258,086	85.0%
Down-hole surveying services	14,683	10.1	5,838	6.5	38,242	10.6	17,644	5.8
Completion services	—	—	3,666	4.0	—	—	10,848	3.6

Total technical services	146,008	100.0	87,402	96.2	359,183	100.0	286,578	94.4
Fluid logistics	—	—	3,370	3.7	—	—	16,967	5.6

Total revenue	146,008	100.0	90,772	100.0	359,183	100.0	303,545	100.0

Expenses:
Cost of revenue	109,686	75.1	95,491	105.2	280,899	78.2	323,447	106.6
Selling general and administrative expenses	11,388	7.8	11,418	12.6	31,614	8.8	41,421	13.6
Goodwill and intangible impairment	—	—	324	0.4	—	—	33,479	11.0

Total expense	121,074	82.9	107,233	118.1	312,513	87.0	398,347	131.2

Operating income (loss)	$24,934	17.1%	$(16,461)	(18.1)%	$46,670	13.0%	$(94,802)	(31.2)%

     Revenue
     The following table summarizes the dollar and percentage changes for the types of oilfield service revenues for the three and nine month periods ended September 30, 2008 when compared to the same periods in 2009 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2008	2009	change	change	2008	2009	change	change
Revenues by service type:
Stimulation	$94,514	$58,358	$(36,156)	(38.3)%	$226,211	$198,715	$(27,496)	(12.2)%
Cementing	25,717	12,873	(12,844)	(49.9)	69,396	40,326	(29,070)	(41.9)
Nitrogen	11,094	6,667	(4,427)	(39.9)	25,332	19,045	(6,287)	(24.8)

Technical pumping revenues	131,325	77,898	(53,427)	(40.7)	320,941	258,086	(62,855)	(19.6)
Completion services	—	3,666	3,666	100.0	—	10,848	10,848	100.0
Down-hole surveying services	14,683	5,838	(8,845)	(60.2)	38,242	17,644	(20,598)	(53.9)

Technical service revenue	146,008	87,402	(58,606)	(40.1)	359,183	286,578	(72,605)	(20.2)
Fluid logistics	—	3,370	3,370	100.0	—	16,967	16,967	100.0

Total revenue	$146,008	$90,772	$(55,236)	(37.8)%	$359,183	$303,545	$(55,638)	(15.5)%

     The following table summarizes the dollar and percentage change in our revenues from each operating region for the three and nine month periods ended September 30, 2008 when compared to the same periods in 2009 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
Region	2008	2009	change	change	2008	2009	change	change
Appalachian	$53,682	$31,817	$(21,865)	(40.7)%	$135,385	$90,428	$(44,957)	(33.2)%
Southeast	23,418	16,600	(6,818)	(29.1)	62,978	50,080	(12,898)	(20.5)
Southwest	21,190	17,575	(3,615)	(17.1)	50,118	80,972	30,854	61.6
Rocky Mountain	19,549	6,136	(13,413)	(68.6)	42,771	16,432	(26,339)	(61.6)
Mid-Continent	28,169	18,644	(9,525)	(33.8)	67,931	65,633	2,298	3.4

Total	$146,008	$90,772	$(55,236)	(37.8)%	$359,183	$303,545	$(55,638)	(15.5)%

     Results for the Three Months Ended September 30, 2008 and 2009
     Revenue was $90.8 million for the three months ended September 30, 2009 compared to $146.0 million for the three months ended September 30, 2008, a decrease of 37.8%. This decrease was primarily due to lower demand for our services, partially offset by revenues from the Diamondback asset acquisition and increased activity levels at new service centers that were established within the last twelve months (“New Centers”). The operations we acquired in the Diamondback asset acquisition represented approximately $23.4 million of our revenue for the third quarter of 2009 and increased activity from New Centers represented approximately $4.8 million of our revenue during the same period. Drilling activity levels in each of our operating regions were significantly impacted by decreased oil and natural gas exploration and development spending during the first nine months of 2009 compared to the same period in the prior year. Demand for our services was impacted by this decline in drilling rig activity as well as the weakened economic and credit markets. As a result, we experienced pricing erosion in all of our service offerings during the third quarter of 2009 compared to the third quarter of 2008. As a percentage of gross revenue, sales discounts increased 12.7% in the third quarter of 2009 compared to the third quarter of 2008 due to increased capacity and increased competition in our operating regions that resulted in significant downward pressure on our prices. All of our operating regions experienced substantially higher sales discounts for the third quarter of 2009 compared to the third quarter of 2008. Our stimulation, nitrogen and cementing services continue to see the greatest downward pricing pressure. During the third quarter of 2009, we also saw the negative impact from the elimination of fuel surcharges that we were receiving from our customers during the third quarter of 2008.
     Results for the Nine Months Ended September 30, 2008 and 2009
     Revenue was $303.5 million for the nine months ended September 30, 2009 compared to $359.2 million for the nine months ended September 30, 2008, a decrease of 15.5%. This decrease was primarily due to lower demand for our services, partially offset by revenue from the Diamondback asset acquisition and increased activity levels at our New Centers. The operations we acquired in the Diamondback asset acquisition represented approximately $91.9 million of our revenue for the first nine months of 2009 and increased activity from New Centers represented approximately $15.3 million of our revenue during the same period. As a percentage of revenue, sales discounts increased by 8.0% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to increased capacity and increased competition in each of our operating regions that resulted in significant downward pressure on our prices. All of our operating regions experienced substantially higher sales discounts for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Our stimulation, nitrogen and cementing services continue to see the greatest downward pricing pressure. During the first nine months of 2009, we also saw the negative impact from the elimination of fuel surcharges that we were receiving from our customers during the first nine months of 2008.
     Cost of Revenue
     Results for the Three Months Ended September 30, 2008 and 2009
     Cost of revenue decreased 12.9% or $14.2 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The operations we acquired in the Diamondback asset acquisition represented approximately $24.5 million of our cost of revenue for the third quarter of 2009 and increased activity from New Centers represented approximately $6.4 million of our cost of revenue during the same period. As a percentage of net revenue, cost of revenue increased to 105.2% for the third quarter of 2009 from 75.1% for the third quarter of 2008 due primarily to sales discounts on materials, lower labor utilization due to the drop in drilling activity and higher depreciation expenses. As a percentage of net revenue, material costs, labor expense and depreciation increased in the third quarter of 2009 compared to the third quarter of 2008 by 9.6%, 5.1%, and 12.4%, respectively. Material costs as a percentage of gross revenue decreased 1.4% in the third quarter of 2009 when compared to the third quarter of 2008. However, the year-over-year increase in material costs as a percentage of net revenue was due to higher sales discounts on materials. Labor expenses as a percentage of net revenue increased 5.1% to 22.3% in the third quarter of 2009 compared to the third quarter of 2008 because of lower utilization due to rapidly declining demand for our services. Depreciation expense as a percentage of net revenue increased 12.4% in the third quarter of 2009 compared to the third quarter of 2008 due to additional assets acquired in the Diamondback asset acquisition, as well as an overall drop in equipment utilization due to a drop in the demand for our services. Additionally, the substantially higher level of sales discounts during the third quarter of 2009 compared to the third quarter of 2008 impacts the comparability of the year-over-year increases for materials, labor and depreciation.
     Results for the Nine Months Ended September 30, 2008 and 2009
     Cost of revenue increased 15.1% or $42.6 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The operations we acquired in the Diamondback asset acquisition represented approximately $89.1 million of our cost of revenue for the first nine months of 2009 and increased activity from New Centers represented approximately $6.4 million of our cost of revenue during the same period. As a percentage of net revenue, cost of revenue increased to 106.6% for the first nine months of 2009 from 78.2% for the first nine months of 2008 due primarily to higher sales discounts on materials, lower labor utilization due to the drop in drilling activity and higher depreciation expenses. As a percentage of net revenue, material costs, labor expense and depreciation increased in the first nine months of 2009 compared to the first nine months of 2008 by 8.9%, 7.2%, and 7.7%, respectively. Material costs as a percentage of gross revenues increased 3.6% during the first nine months of 2009 when compared to the first nine months of 2008. However, the year-over-year increase in material costs as a percentage of net revenue was due to higher sales discounts on materials. Labor expenses as a percentage of net revenue increased 7.2% to 26.3% in the first nine months of 2009 compared to the first nine months of 2008 because of lower utilization due to rapidly declining demand for our services. Depreciation expense as a percentage of net revenue increased 7.7% in the first nine months of 2009 compared to the first nine months of 2008 due to additional assets acquired in the Diamondback asset acquisition that have not been fully utilized due to a drop in the demand for our services. Additionally, the substantially higher level of sales discounts during the first nine months of 2009 compared to the first nine months of 2008 impacts the comparability of the year-over-year increases for materials, labor and depreciation.
     Selling, General and Administrative Expenses (SG&A)
     Results for the Three Months Ended September 30, 2008 and 2009
     SG&A expenses increased 0.3% for the third quarter of 2009 compared to the third quarter of 2008. As a percentage of revenue, SG&A expenses increased by 4.8% to 12.6% for the third quarter of 2009 from 7.8% for the third quarter of 2008 due to higher costs and a lower revenue base. Labor, professional services and rent expense increased (decreased) $(0.5) million, $0.4 million and $0.5 million, respectively, in the third quarter of 2009 compared to the third quarter of 2008. The decrease in labor expense is primarily attributable to the decline in personnel associated with our cost reduction measures. The increases in professional service and rent expense are primarily related to Diamondback asset acquisition that was completed in the fourth quarter of 2008. The operations we acquired in the Diamondback asset acquisition accounted for approximately $2.1 million of our SG&A expenses in the third quarter of 2009. As a percentage of revenue, the portion of labor expenses included in SG&A expenses increased 2.4% to 7.2% in the third quarter of 2009 compared to the third quarter of 2008 due to personnel added in connection with the Diamondback asset acquisition. Additionally, the higher level of sales discounts during the third quarter of 2009 compared to the third quarter of 2008 impacts the comparability of the year-over-year increases for labor.

     Results for the Nine Months Ended September 30, 2008 and 2009
     SG&A expenses increased 31.0% or $9.8 million for the first nine months of 2009 compared to the first nine months of 2008. As a percentage of revenue, SG&A expenses increased by 5.2% to 14.0% for the first nine months of 2009 from 8.8% for the first nine months of 2008. Labor, professional services and rent expense increased $5.0 million, $0.9 million and $1.6 million, respectively, in the first nine months of 2009 compared to the first nine months of 2008. The operations we acquired in the Diamondback asset acquisition accounted for approximately $14.0 million of our SG&A expenses in the first nine months of 2009. As a percentage of revenue, the portion of labor expenses included in SG&A expenses increased 3.0% to 8.4% in the first nine months of 2009 compared to the first nine months of 2008 due to personnel added in connection with the Diamondback asset acquisition. Additionally, the higher level of sales discounts during the first nine months of 2009 compared to the first nine months of 2008 impacts the comparability of the year-over-year increases for labor.
     Goodwill and Intangible Impairment
     Results for the Three Months ended September 30, 2008 and 2009
     In the third quarter of 2009, we recorded a non-cash charge totaling $0.3 million for impairment of intangible assets associated with a service center ceasing operations.
     Results for the Nine Month Periods Ended September 30, 2008 and 2009
     In the second quarter of 2009, we recorded a non-cash charge totaling $33.2 million for impairment of the goodwill associated with our well technical services and fluid logistic business segments.
     In the third quarter of 2009, we recorded a non-cash charge totaling $0.3 million for impairment of intangible assets associated with a service center ceasing operations.
     Operating Income/ Loss and Adjusted EBITDA
     Results for the Three Months ended September 30, 2008 and 2009
     Operating loss was $(16.5) million for the third quarter of 2009 compared to operating income of $24.9 million for the third quarter of 2008, a decrease of $41.4 million. As a percentage of revenue, operating loss decreased to (18.1%) in the third quarter of 2009 compared to operating income of 17.1% in the third quarter of 2008. New Centers and the Diamondback asset acquisition decreased operating income by approximately $1.9 million and $6.3 million, respectively, in the third quarter of 2009 compared to the third quarter of 2008. Adjusted EBITDA decreased $33.1 million in the third quarter of 2009 compared to the third quarter of 2008 to $3.2 million. For a definition of Adjusted EBITDA and a discussion of Adjusted EBITDA as a performance measure please see “— How We Evaluate Our Operations — Adjusted EBITDA.” For a reconciliation of Adjusted EBITDA to net income (loss), please see “— Non-GAAP Accounting Measures.” Net income decreased $26.7 million to a net loss of $11.8 million in the third quarter of 2009 compared to the third quarter of 2008 due to decreased activity levels as described above.
     Results for the Nine Months Ended September 30, 2008 and 2009
     Operating loss was ($94.8) million for the first nine months of 2009 compared to operating income of $46.7 million for the first nine months of 2008, a decrease of $141.5 million. As a percentage of revenue, operating loss decreased to (31.2)% in the first nine months of 2009 compared to operating income of 13.0% in the first nine months of 2008. New Centers and the Diamondback asset acquisition decreased operating income by approximately $4.9 million and $20.5 million, respectively, in the first nine months of 2009 compared to the first nine months of 2008. Additionally, during the nine months ended September 30, 2009, operating loss was increased due to a $33.5 million writeoff of goodwill and intangible assets. Adjusted EBITDA decreased $82.1 million in the first nine months of 2009 compared to the first nine months of 2008 to $(5.2) million. For a definition of Adjusted EBITDA and a discussion of Adjusted EBITDA as a performance measure please see “— How We Evaluate Our Operations — Adjusted EBITDA.” For a reconciliation of Adjusted EBITDA to net income (loss), please see “— Non-GAAP

Accounting Measures.” Net income decreased $91.3 million to a net loss of $(64.4) million in the first nine months of 2009 compared to the first nine months of 2008 due to decreased activity levels as described above.
Liquidity and Capital Resources
     We rely on cash generated from operations, public and private offerings of debt and equity securities and borrowings under our credit facility to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund planned capital expenditures and make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At September 30, 2009, we had $23,000 of cash and cash equivalents and $22.2 million of availability under our credit facility that can be used to fund operating cash flow shortfalls, planned capital expenditures and to make acquisitions.
     The credit agreement evidencing our credit facility and the indenture governing our second lien notes contain covenants which include minimum quarterly EBITDA amounts, senior and total debt to EBITDA ratios and an interest coverage ratio. These covenants are subject to a number of exceptions and qualifications set forth in the credit agreement that evidences our credit facility. Please see “—Description of Our Indebtedness.” In addition, the credit agreement and the indenture contain covenants that limit capital expenditures to $6.0 million per quarter, as well as restrict our ability to incur additional debt or sell assets, make certain investments, loans and acquisitions, guarantee debt, grant liens, enter into transactions with affiliates, engage in other lines of business and pay dividends and distributions. As of September 30, 2009, we were in compliance with each of these covenants.
     Our liquidity position has deteriorated during the first nine months of 2009 due to the projected effects of our weakened operating results on our consolidated EBITDA and the resulting effects on the financial covenants in the credit agreement that evidences our credit facility. In September 2009, we amended the credit agreement to prevent a potential breach of the financial covenants that would have occurred on September 30, 2009. In connection with the amendment, the financial covenants were replaced with financial covenants that provide us additional financial flexibility as we manage through this cyclical downturn in our industry. Under the terms of the amendment, we are required to reduce the outstanding balance under our credit facility by $50.0 million on or before December 31, 2009 through either permitted assets sales or the issuance of equity, or a combination of both. If unsuccessful in these efforts, any resulting violation of the covenants in the credit agreement would trigger a default that would, absent a waiver or amendment, require immediate repayment of the outstanding indebtedness under our credit facility. Additionally, an event of default under the credit agreement would result in an event of default under the indenture governing our second lien notes, which could require immediate repayment of the outstanding principal and accrued interest on our second lien notes. Given the condition of the current credit and capital markets, any sale of assets or issuance of additional securities may not be on terms acceptable to us and could be dilutive to our stockholders.
     Cash Flows
     The following table sets forth the historical cash flows (in thousands):

	Nine Months Ended September 30,
	2008	2009
Net cash provided by operations	$39,790	$5,771
Net cash used in investing	(79,552)	(23,581)
Net cash provided by financing	40,681	16,196

Change in cash and cash equivalents	$919	$(1,614)

     Financial Condition
     Our working capital decreased $2.0 million to $85.8 million at September 30, 2009 compared to December 31, 2008. The changes in working capital were primarily due to a $34.5 million decrease in accounts receivable that resulted from decreased activity levels and the collections of receivables related to the Diamondback asset acquisition that were outstanding at December 31, 2008. Partially offsetting this decrease was a $19.2 million decrease in accounts payable due to reduced activity levels. In addition, income taxes receivable increased $18.5 million for tax refunds expected to be realized through the carryback of operating losses generated in 2009. Borrowings under our credit facility were used to fund capital expenditures (excluding acquisitions) totaling $23.6 million during the first nine months of 2009.
     Cash Flows from Operations
     Our cash flow provided by operations decreased $34.0 million to $5.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to a $91.3 million decrease in net income (loss), which was partially offset by changes in various components of working capital, depreciation expense and goodwill impairment. For a detailed comparison of operating results for the nine months ended September 30, 2009 compared to nine months ended September 30, 2008, please see “Our Results of Operations” under the sub-heading “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.” The decrease in cash flow from operations for the nine months ended September 30, 2009 compared to the nine month period ended September 30, 2008 was due to losses generated during 2009 due to decreased demand for our services as customers have reduced their exploration and production expenditures. Concurrent with the decreases in 2009 activity levels, accounts payable decreased $19.2 million. Additionally, operating cash flows decreased by $18.5 million due to an increase in income tax receivable and a $21.9 million decrease in deferred income tax expense that resulted from the operating losses generated in 2009. These decreases were partially offset by $53.6 million of depreciation expense and $34.5 million reduction in accounts receivable due to the revenue and activity declines.
     Cash Flows Used In Investing Activities
     Net cash used in investing activities decreased from $79.6 million for the nine months ended September 30, 2008 to $23.6 million for the nine months ended September 30, 2009. The decrease in 2009 capital expenditures relates to the decline in the demand for our services and our focus on reducing discretionary spending.
     Cash Flows from Financing Activities
     Net cash provided by financing activities decreased $24.5 million from $40.7 million for the nine months ended September 30, 2008 to $16.2 million for the nine months ended September 30, 2009, primarily due to lower net borrowings under our credit facility that resulted from lower levels of capital expenditures and the payment of $2.3 million in preferred stock dividends during the first nine months of 2009.
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
     We continually monitor new advances in pumping equipment and down-hole technology, as well as technologies that may compliment our existing businesses, and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. Our total 2009 capital expenditure budget is approximately $30 million. For the nine months ended September 30, 2009, we made capital expenditures of approximately $23.6 million to purchase new and upgrade existing pumping and down-hole surveying equipment and for maintenance on our existing equipment base. We plan to continue to focus on minimizing our discretionary spending and limiting our capital expenditures given the current operating environment.

     Historically, we have grown through organic expansions and selective acquisitions. Given the current operating conditions and marketplace, we do not anticipate that we will continue to invest significant capital to acquire businesses and assets for the remainder of 2009. We plan to continue to monitor the economic environment and demand for our services and adjust our business as necessary. We have actively considered a variety of businesses and assets for potential acquisitions and currently we have no agreements or understandings with respect to any acquisition. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “— Our Long-Term Growth Strategy.” For a discussion of the capital resources and liquidity needed to fund our routine operations and capital expenditures, please read "—Liquidity and Capital Resources.”
     Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 30, 2009 or December 31, 2008.
     Description of Our Indebtedness
     On September 30, 2008, we entered into a credit agreement evidencing our credit facility with a syndicate of financial institutions that provided for a $250.0 million secured revolving credit facility that matures on March 31, 2013. On September 23, 2009, we amended the credit agreement to avoid a potential breach of certain financial covenants in the credit agreement at September 30, 2009. Under the terms of the amendment, the total capacity under our credit facility was reduced from $250.0 million to $175.0 million, which amount will be further reduced to $125.0 million on January 1, 2010. In addition, the amendment provides that amounts outstanding under our credit facility cannot exceed the lesser of the total capacity and the “borrowing base” (as that term is defined in the amendment) that currently consists of (i) 80% of eligible accounts receivable, (ii) 50% of eligible inventory and (iii) 30% (which amount will be reduced to 20% on January 1, 2010) of the net book value of property, plant and equipment. The borrowing base under our credit facility is subject to redeterminations by lenders holding at least 51% of the amounts outstanding under our credit facility. We are also required by the amendment to raise a minimum of $50.0 million on or before December 31, 2009 through either permitted assets sales or the issuance of equity, or a combination of both, and the net proceeds of any such sale or issuance must be used to pay down amounts outstanding under our credit facility. As a result of the amendment and in accordance with FASB topic on modifications and extinguishment of debt, we increased our interest expense during the third quarter of 2009 by $0.5 million for the write down of deferred financing costs.
     The interest rate on borrowings under the credit agreement is set, at our option, at either LIBOR plus a spread of 4.0% or the prime lending rate plus a spread of 2.0%. The credit agreements contains financial covenants that we must meet, including minimum quarterly EBITDA requirements ($1.0 million for the third quarter of 2009, $5.0 million for the fourth quarter of 2009, $5.0 million for the first quarter of 2010, $6.0 million for the second quarter of 2010, $7.5 million for the third quarter of 2010 and $10.0 million for the fourth quarter of 2010), senior and total debt to EBITDA ratios and an interest coverage ratio. These covenants are subject to a number of exceptions and qualifications set forth in the amendment.
     At December 31, 2008, we had had $127.0 million outstanding, $6.3 million in letters of credit outstanding and $116.7 million of available capacity under our credit facility. At September 30, 2009, we had $146.4 million outstanding, $6.5 million in letters of credit outstanding and $22.2 million of available capacity under our credit facility. The weighted average interest rate for our credit facility for the three and nine months ended September 30, 2009 was 3.6% and 3.4%, respectively.
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
     Our credit facility and our second lien notes are both secured by our cash, investment property, accounts receivable, inventory, intangibles and equipment. We are subject to certain limitations under the credit agreement and the indenture, including limitations on our ability to:

•	make capital expenditures in excess of $6.0 million per quarter through March 2011;

•	incur additional debt or sell assets;

•	make certain investments, loans and acquisitions;

•	guarantee debt;

•	grant liens;

•	enter into transactions with affiliates; and

•	engage in other lines of business.
     At December 31, 2008 and September 30, 2009, we were in compliance with the financial covenants in the credit agreement and the indenture.
     At September 30, 2009, we had $1.1 million of other indebtedness, collateralized by specific buildings and equipment.
     Accounting Standards Not Yet Adopted
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement became effective for our company beginning on June 30, 2009. The impact of adopting SFAS 165 had no effect on the our consolidated financial statements included in this report.
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
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” (“FAS 168”). The Codification is now the single source of authoritative US generally accepted accounting principles (“GAAP”) for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance. The Codification is effective for the Company beginning the third quarter ending September 30, 2009. The issuance of FAS 168 will not change GAAP and therefore the adoption of FAS 168 will only affect how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.
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
     Property, Plant and Equipment
     Our property, plant and equipment are carried at cost and are depreciated using the straight-line and accelerated method over their estimated useful lives. The estimated useful lives range from 15 to 30 years for buildings and improvements, range from 5 to 15 years for disposal wells and equipment and range from 5 to 10 years for equipment and vehicles. The estimated useful lives may be adversely impacted by technological advances, unusual wear or by accidents during usage. Management routinely monitors the condition of equipment. Historically, management has not changed the estimated useful lives of our property, plant and equipment and presently does not anticipate any significant changes to those estimates. Repairs and maintenance costs, which do not extend the useful lives of the asset, are expensed in the period incurred.
     Impairment of Long-Lived Assets
     We evaluate our long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets compared to the carrying value of the assets. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is recalculated when related events or circumstances change.
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
     We currently have not recorded any impairment of a long-lived asset. Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of a long-lived asset.
     Goodwill and Other Intangible Assets
     We do not record amortization for goodwill deemed to have indefinite lives for acquisitions completed after June 30, 2001. We perform our goodwill impairment test annually, or more frequently, if an event or circumstances would give rise to an impairment indicator. These circumstances include, but are not limited to, significant adverse changes in the business climate. Our goodwill impairment test is performed at the business segment levels, technical services and fluid logistics, as they represent our reporting units. The impairment test is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill, and uses a future cash flow analysis based on the estimates and assumptions for our long-term business forecast. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is deemed to be not impaired. If the fair value of a reporting unit is less than its carrying amount, the second step of the goodwill impairment test is performed to determine the impairment loss, if any. This second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill, and if the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that goodwill, an impairment loss is recorded for the difference. Any impairment charge would reduce earnings.
     We performed an assessment of goodwill at December 31, 2008 and the tests resulted in no indications of impairment. However, we determined a “triggering event” requiring an interim assessment had occurred at June 30, 2009 because the oil and gas services industry continued to decline and our net book value had been substantially in excess of our market capitalization during the second quarter of 2009.
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
     In addition to the estimates made by management regarding the weighting of the various valuation techniques, the creation of the techniques themselves requires significant estimates and assumptions to be made by management. The discounted cash flow method, which is assigned the highest weight by management, requires assumptions about future cash flows, future growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our forecasts and strategic plans, as well as the beliefs of management about future activity levels. In applying the discounted cash flow approach, the cash flow available for distribution is projected for a finite period of years. Cash flow available for distribution is defined as the amount of cash that could be distributed as a dividend without impairing our future profitability or operations. The cash flow available for distribution and the terminal value (our value at the end of the estimation period) are discounted to present value to derive an indication of value of the business enterprise. Based upon the result of our impairment testing, total impairment was indicated for the goodwill in both of our business segments. As a result, we recorded a non-cash goodwill impairment loss of $33.2 million at June 30, 2009.

     During the third quarter of 2009, we recorded a non-cash charge totaling $0.3 million for the impairment of intangible assets associated with a service center ceasing operations.
     Our intangible assets consist of $8.1 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended September 30, 2008 and 2009, we recorded amortization expense of $261,000 and $583,000, respectively. For the nine months ended September 30, 2008 and 2009, we recorded amortization expense of $767,000 and $1,748,000, respectively.
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
     Insurance Expenses
     We partially self-insure employee health insurance plan costs. The estimated costs of claims under this self-insurance program are accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. The self-insurance accrual is estimated based upon our historical experience, as well as any known unpaid claims activity. Judgment is required to determine the appropriate accrual levels for claims incurred but not yet received and paid. The accrual estimates are based primarily upon recent historical experience adjusted for employee headcount changes. Historically, the lag time between the occurrence of an insurance claim and the related payment has been approximately forty five days and the differences between estimates and actuals have not been material. The estimates could be affected by actual claims being significantly different. Presently, we maintain an insurance policy that covers claims in excess of $150,000 per employee.
     Stock-Based Compensation
     We account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. Our results of operations for the three months ended September 30, 2008 and 2009 include $638,000 and $735,000 of additional compensation expense, respectively, as a result of the stock based compensation. Our results of operations for the nine months ended September 30, 2008 and 2009 include $1,873,000 and $2,206,000, respectively, of additional compensation expense as a result of the stock based compensation.
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
     Non-GAAP Accounting Measures
     The following table presents a reconciliation of Adjusted EBITDA to our net income (loss) for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$14,908	$(11,785)	$26,901	$(64,408)
Income tax expense (benefit)	9,806	(7,988)	18,756	(40,116)
Interest expense	466	3,806	876	10,132
Stock compensation expense	638	735	1,873	2,206
Goodwill and intangible impairment	—	324	—	33,479
Depreciation, amortization and accretion	10,444	18,080	28,554	53,556

Adjusted EBITDA	$36,262	$3,172	$76,960	$(5,151)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is the risk related to interest rate fluctuations. To a lesser extent, we are also exposed to risks related to increases in the prices of fuel and raw materials consumed in performing our services. We do not engage in commodity price hedging activities.
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our floating rate borrowings, each of which have variable interest rates based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of December 31, 2008 and September 30, 2009 would result in an increase in interest expense and a corresponding decrease in net income, of less than $1.3 million and $1.4 million annually, respectively.
     Concentration of Credit Risk. Substantially all of our customers are engaged in the oil and gas industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. One customer accounted for 13% of our revenue for the three months ended September 30, 2008 and two customers accounted for 16% and 12% of our revenue for the three months ended September 30, 2009. One customer accounted for 15% of our revenue for the nine months ended September 30, 2008 and two customers accounted for 22% and 11% of our revenue for the nine months ended September 30, 2009. At December 31, one customer accounted for 17% and eight customers accounted for 51% of our accounts receivable. At September 30, 2009, two customers accounted for 23% and 10% and eight customers accounted for 58% of our accounts receivable.
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
     As required by SEC rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of September 30, 2009, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective based on a reasonable assurance level.
     Changes in Internal Control over Financial Reporting. There were no changes in our system of internal control over financial reporting that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
     We are named as a defendant, from time to time, in litigation that arises in the ordinary course of business. Our management is not aware of any significant litigation, pending or threatened, that would have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A.	Risk Factors.
     In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described below and in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, under Item 1A, “Risk Factors,” which could materially adversely affect our business, financial condition and results of operations. While these are the risks and uncertainties we believe are most important, you should know that they are not the only risks or uncertainties facing us or that may adversely affect our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also could impair our business operations and financial condition. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected.
Recent changes to our credit facility may hinder or prevent us from meeting our future capital needs.
     We recently entered into an amendment to the credit agreement evidencing our credit facility that will reduce the availability of borrowings under the credit facility to $125 million beginning on January 1, 2009. This reduction may hinder or prevent us from meeting our future liquidity needs. We cannot be certain that alternative funding will be available on acceptable terms. If available borrowings under our credit facility are insufficient to meet our liquidity needs and alternative funding is not available as needed, or is available only on more expensive or otherwise unfavorable terms, we may be unable to fund operating cash flow shortfalls, fund planned capital expenditures, make acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and financial condition.
If we fail to materially increase our consolidated EBITDA during the fourth quarter of 2009, we could be in default under the credit agreement evidencing our credit facility and the indenture governing our second lien notes.
     The credit agreement evidencing our credit facility and the indenture governing our second lien notes contain a covenant that requires us to maintain a minimum quarterly consolidated EBITDA of: $1.0 million for the third quarter of 2009, $5.0 million for the fourth quarter of 2009, $5.0 million for the first quarter of 2010, $6.0 million for the second quarter of 2010, $7.5 million for the third quarter of 2010 and $10.0 million for the fourth quarter of 2010. As of September 30, 2009, we were in compliance with this covenant.
     Demand for the majority of our services is dependent on the level of oil and gas expenditures made by our customers, which makes our operations sensitive to the current lower demand for energy and lower prices for oil and natural gas. As a result of the reduced demand for oilfield services in the markets that we serve, it may be difficult for us to increase our consolidated EBITDA in future quarters to the levels required by the covenant described above. If our consolidated EBITDA does not materially increase during the fourth quarter of 2009, we will not be in compliance with the covenant described above as of December 31, 2009. Any failure to be in compliance with any material provision or covenant of our credit agreement could result in a default which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit facility. Additionally, any event of default under our credit agreement would result in an event of default under the indenture governing our second lien notes, which could also require repayment of the outstanding principal and interest on such notes and could have a material adverse effect on our business and financial condition.
If we are unable to raise sufficient capital, we could be in default under the credit agreement evidencing our credit facility and the indenture governing our second lien notes.
     The credit agreement evidencing our credit facility requires us to raise a minimum of $50 million on or before December 31, 2009 through either permitted asset sales or the issuance of equity, or a combination of both, and we must use the net proceeds of any such sale or issuance to repay amounts outstanding under our credit facility. If we are unable to raise the minimum amount by December 31, 2009 through equity issuances or permitted asset sales, we will be in default under the credit agreement, which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit agreement. Additionally, any event of default under our credit agreement would result in an event of default under the indenture governing our second lien notes, which could also require repayment of the outstanding principal and interest on such notes and could have a material adverse effect on our business and financial condition.
The borrowing base under our credit facility may be reduced below the amount of our outstanding borrowings under that facility.
     The amount we are able to borrow under our credit facility is determined based on the value of our accounts receivable, inventory and property, plant and equipment. Our borrowing base is subject to redetermination by lenders holding at least 51% of our outstanding borrowings on five days’ written notice. Should there be a deficiency in the amount of our borrowing base in comparison to the outstanding debt under our credit facility, such deficiency would result in an event of default which would, absent a waiver or amendment, require repayment of outstanding indebtedness and accrued interest under our credit agreement within three business days. In addition, an event of default under the credit agreement would result in an event of default under the indenture governing our second lien notes, which could require repayment of the outstanding principal and interest on such notes. If we were unable to make those repayments, these defaults would have a material adverse effect on our business and financial condition.

Item 6.	Exhibits.
     See the Index to Exhibits included with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR WELL SERVICES, INC. Registrant
Dated: October 27, 2009	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a) Exhibits
The exhibits marked with an asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 3, 2005).

3.3	Certificate of Designations for Series A 4% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 21, 2008).

4.1	Specimen Stock Certificate representing our common stock (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on June 24, 2005).

4.2	Registration Rights Agreement dated as of July 28, 2005 by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 3, 2005).

4.3†	Form of Restricted Stock Agreement for Employees without Employment Agreements (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).

4.4†	Form of Restricted Stock Agreement for Executives with Employment Agreements (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).

4.5†	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8(Registration No. 333-130615) filed on December 22, 2005).

4.6†	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2005).

4.7	Indenture, dated as of November 18, 2008, between Superior Well Services Inc. and its Subsidiaries and Wilmington Trust FSB (as Trustee and Collateral Agent), relating to the Second Lien due 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 21, 2008).

10.1*	First Amendment to Credit Agreement by and among Superior Well Services, Inc., the Lenders party thereto, Citizens Bank of Pennsylvania, as Administrative Agent, and RBS Securities, Inc., as Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 24, 2009).

31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the September 30, 2009 Quarterly Report on Form 10-Q.

31.2*	Sarbanes-Oxley Section 302 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the September 30, 2009 Quarterly Report on Form 10-Q.

32.1*	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the September 30, 2009 Quarterly Report on Form 10-Q.

32.2*	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the September 30, 2009 Quarterly Report on Form 10-Q.

†	Management contract or compensatory plan or arrangement.