Form 10-Q
period 2010-03-31
Superior Well Services, INC
filed 2010-05-06
CIK 1323715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
     Yes ☐       No ☑
     As of May 4, 2010, there were outstanding 30,832,174 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant.

SUPERIOR WELL SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2009	2010
	(in thousands, except per share data)
Current assets:
Cash and cash equivalents	$25	$23
Trade accounts receivable, net of allowance of $5,800 and $4,196, respectively	69,492	88,063
Inventories	24,991	25,300
Prepaid expenses and other current assets	2,369	2,090
Advances on materials for future delivery	3,717	3,717
Income taxes receivable	36,044	35,900
Deferred income taxes	4,203	2,589

Total current assets	140,841	157,682

Property, plant and equipment, net	409,552	395,420
Intangible assets, net of accumulated amortization of $5,244 and $5,787, respectively	7,518	6,976
Other assets	12,242	11,643

Total assets	$570,153	$571,721

Current liabilities:
Accounts and construction payable-trade	$26,849	$41,862
Current portion of long-term obligations	2,022	1,364
Advanced payments on servicing contracts	87	247
Accrued wages and health benefits	3,581	2,885
Accrued interest	4,356	4,432
Other accrued liabilities	5,033	6,317

Total current liabilities	41,928	57,107

Long-term debt	163,594	164,407
Deferred income taxes	37,510	31,371
Long-term capital leases	275	634
Asset retirement obligation	415	422
Stockholders’ Equity:
Preferred stock, non-voting, par $0.01 per share, 10,000,000 shares authorized Series A 4% Convertible Preferred stock, non-voting, 75,000 shares issued at December 31, 2009 (liquidation preference $75 million)	1	1
Common stock, voting, par $0.01 per share, 70,000,000 shares authorized, 30,688,137 and 30,835,234 shares issued at December 31, 2009 and March 31, 2010	305	304
Additional paid-in-capital	301,103	301,855
Retained earnings	25,022	15,620

Total stockholders’ equity	326,431	317,780

Total liabilities and stockholders’ equity	$570,153	$571,721

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2010
	(in thousands, except per share data)
Revenue	$122,281	$123,340

Cost of revenue	125,320	122,095

Gross profit (loss)	(3,039)	1,245

Selling, general and administrative expenses	16,055	11,656

Operating income (loss)	(19,094)	(10,411)

Interest expense	3,176	2,902

Other (expense) income, net	(193)	136

Income (loss) before income taxes	(22,463)	(13,177)

Income taxes
Current	(12,286)	—
Deferred	4,534	(4,525)

	(7,752)	(4,525)

Net income (loss) before dividends on preferred stock	$(14,711)	$(8,652)

Dividends on preferred stock	(750)	(750)

Net income (loss) available to common stockholders	$(15,461)	$(9,402)

Earnings (loss) per common share:

Basic	$(0.67)	$(0.31)

Fully diluted	$(0.67)	$(0.31)

Weighted average shares outstanding — basic	23,204,960	30,186,377
Weighted average shares outstanding — diluted	26,204,960	33,328,817
The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred	Common	Additional	Retained
	Stock	Stock	Paid-in	Earnings	Total
			(in thousands)
BALANCE, DECEMBER 31, 2008	$1	$236	$229,741	$107,637	$337,615

Net loss	—	—	—	(14,711)	(14,711)

Issuance of restricted stock awards	—	2	184	—	186

Restricted stock retired/forfeited	—	—	(85)	—	(85)

Share-based compensation	—	—	737	—	737

Preferred Stock dividends	—	—	—	(750)	(750)

BALANCE, MARCH 31, 2009	$1	$238	$230,577	$92,176	$322,992

BALANCE, DECEMBER 31, 2009	$1	$305	$301,103	$25,022	$326,431

Net loss	—	—	—	(8,652)	(8,652)

Issuance of restricted stock awards	—	2	197	—	199

Restricted stock retired/forfeited	—	(3)	(310)	—	(313)

Share-based compensation	—	—	865	—	865

Preferred stock dividends	—	—	—	(750)	(750)

BALANCE, MARCH 31, 2010	$1	$304	$301,855	$15,620	$317,780

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2009	2010
	(in thousands)
Cash flows from operations:
Net loss	$(14,711)	$(8,652)

Adjustments to reconcile net loss to net cash provided by (used in) operations:
Deferred income taxes	4,534	(4,525)
Depreciation, amortization and accretion	17,485	19,787
Provision for bad debts	537	825
Loss on disposal of equipment	214	88
Stock based compensation	737	865
Changes in assets and liabilities:
Trade accounts receivable	7,496	(19,395)
Advance on materials for future delivery	599	499
Inventory	984	(309)
Prepaid expenses and other assets	596	279
Income tax receivable	(12,285)	144
Accounts payable	(13,299)	13,806
Advance payments on servicing contracts	156	160
Accrued wages and health benefits	187	(696)
Other accrued liabilities	(82)	1,360

Net cash (used in) provided by operations	(6,852)	4,236

Cash flows from investing:
Expenditure for property, plant and equipment, net of construction payables	(9,356)	(5,430)
Acquisition of businesses, net of cash acquired	(1,873)	—
Proceeds (expenditures) for other assets	169	99
Proceeds from sale of property, plant and equipment	1,908	1,443

Net cash used in investing	(9,152)	(3,888)

Cash flows from financing:
Principal payments on long-term debt	(53,214)	(35,427)
Proceeds from long-term borrowings	71,019	36,240
Issuance/retirement of restricted stock, net	101	(114)
Payment on capital lease obligations	(290)	(299)
Payment of preferred dividends	(750)	(750)

Net cash provided by (used in) financing	16,866	(350)

Net increase (decrease) in cash and cash equivalents	862	(2)

Cash and cash equivalents, beginning of period	1,637	25

Cash and cash equivalents, end of period	$2,499	$23

Supplemental disclosure of cash flow data:
Interest paid	$1,727	$2,815
Income taxes paid (received)	(1)	(144)
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
     In November 2008, Superior purchased the pressure pumping, fluid logistics and completion, production and rental tool assets of Diamondback Energy Holdings, LLC (“Diamondback”). In connection with the asset acquisition, Superior formed SWSI Fluids, LLC to acquire and operate the fluid logistics assets. SWSI Fluids, LLC is a wholly owned subsidiary of Superior.
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
     Trade Accounts Receivable
     Accounts receivable are carried at the amount owed by customers. Superior grants credit to all qualified customers, which are mainly independent oil and natural gas companies. Management periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers. Once an account is deemed not to be collectible, the remaining balance is charged to the reserve account. For the three

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
month periods ended March 31, 2009 and 2010, Superior recorded a provision for uncollectible accounts receivable of $592,000 and $825,000, respectively.
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
     Advances on Material for Future Delivery
     In January 2010, Superior amended its take-or-pay contract with Preferred Rocks USS, Inc. to purchase fracturing sand through December 2015. In connection with the take-or-pay contract Superior advanced $15 million for materials that will be delivered in the future. Under the amended terms of the take-or-pay contract, Superior earns a 6% interest rate on the unused portion of the advance on materials. The advance on materials for future delivery will be used to offset future purchase commitments under the take-or-pay contract. At March 31, 2010, the portion of the advance expected to offset future purchases within the next twelve months amounted to $3.7 million and is reflected in current assets. Other assets include $9.4 million for advances expected to offset future purchases after one year.
     Property, Plant and Equipment
     Superior’s property, plant and equipment are stated at cost less accumulated depreciation. The costs are depreciated using the straight-line method over their estimated useful lives. The estimated useful lives range from 15 to 30 years for building and improvements, range from 5 to 15 years for disposal wells and related equipment and range from 5 to 10 years for equipment and vehicles. Depreciation expense, excluding intangible amortization, amounted to $16.9 million and $19.2 million for the three months ended March 31, 2009 and 2010, respectively.
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
     Inventories
     Inventories are stated at the lower of cost or market. Cost primarily represents invoiced costs. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory based primarily on historical usage, estimated product demand and technological developments.

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
     Income Taxes
     Superior recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in Superior’s financial statements or tax returns. Using this method, deferred tax liabilities and assets were determined based on the difference between the financial carrying amounts and tax bases of assets and liabilities using estimated effective tax rates. Prior to becoming wholly-owned subsidiaries of Superior, Superior Well and Bradford were not taxable entities for federal or state income tax purposes and, accordingly, were not subject to federal or state corporate income taxes. Superior’s accounting policies require that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets on quarterly basis and valuation allowances are provided as necessary. We have not recorded any valuation allowances as of March 31, 2010. Superior’s balance sheets at December 31, 2009 and March 31, 2010 do not include any liabilities associated with uncertain tax positions; further Superior has no unrecognized tax benefits that if recognized would change the effective tax rate.
     We file U.S. federal income tax returns and various state and local income tax returns. We are not subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. Superior classifies interest related to income tax expense in interest expense and penalties in general and administrative expense. Interest and penalties for the three months ended March 31, 2009 and 2010 were insignificant in each period. We are subject to U.S. federal income tax examinations for years after 2005 and we are subject to various state and local tax examinations for years after 2005.
     Asset Retirement Obligations
     Superior records the fair value of an asset retirement obligation as a liability in the period in which it incurs legal obligation associated with the retirement of the assets and capitalizes an equal amount as a cost of the assets, depreciating it over the life of the assets. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets and settlements of obligations. In November 2008, Superior assumed asset retirement obligations, through the Diamondback asset acquisition, to plug and abandon its disposal wells at the end of their operations. Accretion expense for the three months ended March 31, 2009 and 2010 was insignificant.
     Fair Value of Financial Instruments
     In September 2006, the FASB issued accounting Topic 820, “Fair Value Measurements,” which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, we adopted, without material impact on our consolidated financial statements, the provisions of Topic 820 related to financial assets and liabilities.

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
     Superior’s intangible assets consist of $7.0 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended March 31, 2009 and 2010, Superior recorded amortization expense of $582,000 and $543,000, respectively.
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
     Concentration of Credit Risk
     Substantially all of Superior’s customers are engaged in the oil and gas industry. This concentration of customers may impact Superior’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Two customers individually accounted for 22% and 12% our revenue for the three months ended March 31, 2009. During the three months ended March 31, 2010 no single customer accounted for more than 10% of our revenue. At December 31, 2009, two customers accounted for 23% and 12% and eight customers collectively accounted for 62% of Superior’s accounts receivable, respectively. At March 31, 2010, one customer accounted for 13% and eight customers collectively accounted for 57% of Superior’s accounts receivable, respectively.
     Share Based Compensation
     We account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. The three months ended March 31, 2009 and 2010 include $737,000 and $865,000 of additional compensation expense, respectively, as a result of stock based compensation.
     Weighted Average Shares Outstanding
     The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding. For the three months ended March 31, 2009 and 2010, net income (loss) was reduced by $750,000 of preferred dividend payments to arrive at net income (loss) available to common stockholders, respectively. Diluted per share information is calculated by also considering the impact of restricted common stock on the weighted average number of shares outstanding.

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Although the restricted shares are considered legally issued and outstanding under the terms of the restricted stock agreement, they are still excluded from the computation of basic earnings per share. Once vested, the shares are included in basic earnings per share as of the vesting date. Superior includes unvested restricted stock with service conditions in the calculation of diluted earnings per share using the treasury stock method. Assumed proceeds under the treasury stock method would include unamortized compensation cost and potential windfall tax benefits. If dilutive, the stock is considered outstanding as of the grant date for diluted earnings per share computation purposes. If anti-dilutive, it would be excluded from the diluted earnings per share computation. The restricted shares were anti-dilutive for the three months ended March 31, 2009 and 2010, respectively.
     Additionally, we account for the effect of our Series A Preferred Stock (as defined in Note 3) in the diluted earnings per share calculation using the “if converted” method. Under this method, the $75 million of Series A Preferred Stock is assumed to be converted to common shares at the conversion price of $25.00, which equals three million “if converted” shares. The number of “if-converted” shares is weighted for the number of days outstanding in the period. If dilutive, these shares would be considered outstanding for the first three months of 2010 for diluted earnings per share computation purposes. If anti-dilutive, these shares would be excluded from the diluted earnings per share computation. These “if converted” shares were anti-dilutive for the three months ended March 31, 2009 and March 31, 2010.
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
     In November 2008, Superior purchased the pressure pumping, fluid logistics and completion, production and rental tools business lines from Diamondback for approximately $202.0 million. The acquisition consideration consisted of $71.5 million in cash, $42.9 million of Series A 4% Convertible Preferred Stock ($75 million liquidation preference) (the “Series A Preferred Stock”) with a perpetual term and $80 million in Second Lien Notes (as defined in Note 5) aggregating $194.4 million plus $7.6 million of transaction costs for a total purchase price of $202.0 million. The fair value of the Series A Preferred Stock was estimated using quotes obtained from an investment bank that used a convertible valuation tool used by investment banks, convertible investors and other market participants to value equity-linked securities. The Diamondback assets included 128,000 horsepower of technical pumping equipment operating in the Anadarko, Arkoma, and Permian Basins, as well as the Barnett Shale, Woodford Shale, West Texas, Southern Louisiana and Texas Gulf Coast. Additionally, the Diamondback assets included water transport equipment, frac tanks and six water disposal wells. Diamondback’s purchase cost was allocated as follows: $165.2 million, $12.4 million, $7.0 million and $22.3 million to property, plant and equipment,

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
inventory, intangible assets and goodwill, respectively. Additionally, Superior assumed liabilities in connection with the Diamondback purchase of accrued paid time off, capital lease obligations, and asset retirement obligations of $1.0 million, $3.4 million and $0.4 million, respectively.
4. Property, Plant and Equipment
     Property, plant and equipment at December 31, 2009 and March 31, 2010 consisted of the following:

	December 31,	March 31,
	2009	2010
	(in thousands)
Property, Plant and Equipment:
Land	$453	$453
Building and improvements	19,647	19,917
Equipment and vehicles	540,050	544,830
Disposal wells and equipment	8,705	8,705
Construction in progress	9,305	8,739

	578,160	582,644
Accumulated depreciation	(168,608)	(187,224)

Total property, plant and equipment, net	$409,552	$395,420

5. Short and Long-term Obligations
     Debt
     On September 30, 2008, we entered into a credit agreement (as amended, the “Credit Agreement”) with a syndicate of financial institutions that provided for a secured revolving credit facility (our “Credit Facility”) which matures on March 31, 2013. As a result of several amendments to the Credit Agreement during 2009, amounts outstanding under our Credit Facility cannot exceed the lesser of the total capacity and the “borrowing base” (as defined in the Credit Agreement) that currently consists of (i) 80% of eligible accounts receivable and (ii) 20% of the net book value of property, plant and equipment. The total capacity under our Credit Facility is currently $100.0 million and was reduced to $75.0 million when we received our federal tax refund in April 2010. If the fluid logistics business is sold, the total capacity under our Credit Facility will be reduced to $50.0 million and the “borrowing base” will consist solely of 80% of eligible accounts receivable.
     Borrowings under our Credit Facility are secured by substantially all of our business assets. The interest rate on borrowings under our Credit Facility is set, at our option, at either LIBOR plus a spread of 4.0% or the prime lending rate plus a spread of 2.0%. At December 31, 2009, we had $82.7 million outstanding, $7.3 million in letters of credit outstanding and $10.0 million of available capacity under our credit facility. The weighted average interest rate for our Credit Facility was 3.6% during 2009. At March 31, 2010, we had $83.5 million outstanding, $6.4 million in letters of credit outstanding and $10.1 million of available capacity under our credit facility. The weighted average interest rate for our Credit Facility for the three months ended March 31, 2010 was 4.3%.
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
     Under the Credit Agreement and the Indenture, we are subject to certain limitations, including limitations on our ability to: make capital expenditures in excess of $6.0 million per quarter through March 2011; incur additional debt or sell assets; make certain investments, loans and acquisitions; guarantee debt; grant liens; enter into transactions with affiliates and engage in other lines of business. We are also subject to financial covenants, which include minimum quarterly EBITDA amounts, senior and total debt to EBITDA ratios and an interest coverage

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ratio. These covenants are subject to a number of exceptions and qualifications set forth in the Credit Agreement. At December 31, 2009 and March 31, 2010, we were in compliance with the financial covenants required under the Credit Agreement and the Indenture. Long-term debt at December 31, 2009 and March 31, 2010 consisted of the following (amounts in thousands):

	December 31,	March 31,
	2009	2010
Credit Facility with interest rates at either LIBOR plus a spread of 4.0% or the prime lending rate plus a spread of 2.0% due March 2013, collateralized by cash, investment property, accounts receivable, inventory, intangibles and equipment	$82,689	$83,544
Second Lien Notes due November 2013 with an initial interest rate of 7.0% per annum which increases 1% per annum on the anniversary date of the indenture, collateralized by a second priority lien on Superior’s assets secured by the Credit Facility	80,000	80,000
Mortgage notes payable to a bank with interest at the bank’s prime lending rate minus 1%, payable in monthly installments of $8,622 plus interest through January 2021, collateralized by real property	995	966
Notes payable to sellers with nominal interest rates due through December 2010, collateralized by specific buildings and equipment	36	23

	163,720	164,533
Less — Payments due within one year	126	126

Total	$163,594	$164,407

     Principal payments required under our long-term debt obligations during the next five years and thereafter are as follows: 2010-$126,000, 2011-$103,000, 2012-$103,000, 2013-$163,647,000, 2014-$103,000 and thereafter $451,000.
     Capital Lease Obligations
     In connection with the Diamondback asset acquisition (Note 3), Superior recorded capital leases on equipment that extend through 2011. Assets held under capital leases totaling $1.7 million net book value are included in property, plant and equipment within the equipment and vehicles asset class. Amortization of assets recorded under capital leases is reported in depreciation, amortization and accretion expense.
     Future minimum lease payments under capital leases as of March 31, 2010 are (amounts in thousands):

Due in 1 year	$1,312
Due in 2 years	676

Total minimum payments	1,988
Less amounts representing interest	116

Total obligation under capital leases	1,872
Less current portion	1,238

Long-term portion	$634

6. Stockholders’ equity
     Common Stock
     We are authorized to issue 70,000,000 shares of common stock, $0.01 par value per share, of which 30,688,137 and 30,835,234 shares of common stock were outstanding as of December 31, 2009 and March 31, 2010, respectively. All of our currently outstanding shares of common stock are listed on the NASDAQ Global Select Market under the symbol “SWSI”.
     Subject to the rights of the holders of any outstanding shares of preferred stock, each share of common stock is entitled to: (i) one vote on all matters presented to the stockholders, with no cumulative voting rights; (ii) receive such dividends as may be declared by our Board of Directors (the “Board”) out of funds legally available therefore; and (iii) in the event of our liquidation or dissolution, share ratably in any distribution of our assets.

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
     Preferred Stock
     We are authorized to issue 10,000,000 shares of preferred stock, $0.01 par value per share, of which 75,000 shares of preferred stock were outstanding both at December 31, 2009 and March 31, 2010. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by the Board. The Board may fix the number of shares constituting each series and increase or decrease the number of shares of any series.
     In November 2008, we issued 75,000 shares of Series A Preferred Stock in connection with the Diamondback asset acquisition. The Series A Preferred Stock is perpetual and ranks senior to our common stock with respect to payment of dividends, and amounts upon liquidation, dissolution or winding up. As of December 31, 2009 and March 31, 2010, 75,000 shares of a Series A Preferred Stock were outstanding.
     Dividends
     Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Board out of our assets legally available therefore, cumulative cash dividends at the rate per annum of $40.00 per share of Series A Preferred Stock. Dividends on the Series A Preferred Stock are payable quarterly in arrears on December 1, March 1, June 1 and September 1 of each year (and, in the case of any undeclared and unpaid dividends, at such additional times and for such interim periods, if any, as determined by the Board), at such annual rate. Dividends are cumulative from the date of the original issuance of the Series A Preferred Stock, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends.
     As of March 31, 2010, dividends on outstanding shares of Series A Preferred Stock have been declared and paid in full with respect to each quarter since initial issuance.
     Liquidation Preference
     Holders of Series A Preferred Stock are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $1,000 per share (the “Liquidation Value”) plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the holders of Series A Preferred Stock have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series A Preferred Stock. As of December 31, 2009 and March 31, 2010, the Series A Preferred Stock had a total Liquidation Preference of $75.0 million.
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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Conversion
     Each share of Series A Preferred Stock is convertible, in whole or in part at the option of the holders thereof, into shares of common stock at a conversion price of $25.00 per share of common stock (equivalent to a conversion rate of 40 shares of common stock for each share of Series A Preferred Stock), representing 3,000,000 common shares at December 31, 2009 and March 31, 2010. The right to convert shares of Series A Preferred Stock called for redemption will terminate at the close of business on the day preceding a redemption date.
     Stock Incentive Plan
     In July 2005, Superior adopted a stock incentive plan for its employees, directors and consultants. The 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”) permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, phantom stock awards, performance awards, bonus stock awards or any combination of the foregoing to employees, directors and consultants. A maximum of 2,700,000 shares of common stock may be issued pursuant to awards under the 2005 Stock Incentive Plan. The Compensation Committee of the Board, which is composed entirely of independent directors, determines all awards made pursuant to the 2005 Stock Incentive Plan. In March 2010, the 2005 Stock Incentive Plan was amended and restated (the “Amended and Restated Incentive Compensation Plan”) and subsequently approved by the stockholders at the Annual Meeting of Stockholders in May 2010.
     Superior accounts for equity awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied.
     During 2007, Superior granted restricted common stock awards that totaled 135,200 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2007 of 22,000, 26,000 and 87,200, respectively. During 2008, Superior granted restricted common stock awards that totaled 176,400 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2008 of 12,000, 32,500 and 131,900, respectively. During 2009, Superior granted restricted common stock awards that totaled 195,750 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2009 of 18,000, 33,500 and 144,250, respectively. During 2010, Superior granted restricted common stock awards that totaled 198,650 shares. Superior’s non-employee directors, officers and key employees received restricted common stock awards during 2010 of 18,000, 45,250 and 135,400, respectively. Each award is subject to a service requirement that requires the director, officer or key employee to continuously serve as a member of the Board or as an employee of Superior from the date of grant through the number of years following the date of grant as set forth in the following schedule. Under the terms of the Stock Incentive Plan, vested shares may be issued net of a number of shares necessary to satisfy the participant’s income tax obligation. Such amounts are recorded as shares retired. The forfeiture restrictions lapse with respect to a percentage of the aggregate number of restricted shares in accordance with the following schedule:

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

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Weighted Average
		Grant Date Fair
	Number of shares	Value Per Share
Nonvested at December 31, 2008	463,086	$22.97
Granted	195,750	8.94
Vested	(73,570)	24.88
Forfeited	(67,995)	17.69
Retired	(9,216)	25.51

Nonvested at December 31, 2009	508,055	17.95
Granted	198,650	17.87
Vested	(75,773)	17.68
Forfeited	(35,993)	14.37
Retired	(15,561)	17.69

Nonvested at March 31, 2010	579,378	$18.19

     The aggregate market value of cumulative awards was approximately $17.8 million, before the impact of income taxes. At March 31, 2010, Superior’s unrecognized compensation costs related to non-vested awards amounted to $7.8 million. Superior is recognizing the expense in connection with the restricted share awards ratably over the five year vesting period. Compensation expense related to the 2005 Stock Incentive Plan for the three months ended March 31, 2009 and 2010 was $737,000 and $865,000, respectively.
7. Income Taxes
     Superior accounts for income taxes and the related accounts under the liability method. Deferred taxes and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.
     The provision (benefit) for income taxes is comprised of:

	Three months ended March 31,
	2009	2010
Current:
State and local	$(800)	$—
U.S. federal	(11,486)	—

Total current	(12,286)	—

Deferred:
State and local	115	(481)
U.S. federal	4,419	(4,044)

Total deferred	4,534	(4,525)

Provision (benefit) for income tax expense	$(7,752)	$(4,525)

     Significant components of Superior’s deferred tax assets and liabilities are as follows:

	December 31,	March 31,
	2009	2010
	(amounts in thousands)
Deferred tax assets:
Restricted stock	$1,464	$657
Accrued expenses and other	1,330	1,244
Net operating loss carry forward	22,360	29,159
Allowance for doubtful accounts receivable	2,227	1,591

Total deferred tax assets	27,381	32,651

Deferred tax liabilities:
Depreciation differences on property, plant and equipment	(60,688)	(61,433)

Total deferred tax liabilities	(60,688)	(61,433)

Net deferred taxes	$(33,307)	$(28,782)

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

	Three months ended March 31,
	2009	2010
Federal statutory tax rate	(35.0)%	(35.0)%
Impact of vesting of restricted stock	3.0	4.0
State income taxes	(2.0)	(2.0)
Other	0.5	(1.0)

Effective income tax rate	(34.5)%	(34.0)%

     We file U.S. federal tax returns and separate income tax returns in many state and local jurisdictions. We are subject to U.S. federal income tax examinations for years after 2005 and we are subject to various state and local tax examinations for years after 2005. Our continuing policy is to recognize interest related to income tax expense in interest expense and penalties in general and administrative expense. We do not have any accrued interest or penalties related to tax amounts as of March 31, 2009 and 2010. Throughout 2009, our unrecognized tax benefits were insignificant. We had available at March 31, 2010, a U.S. federal income tax net operating loss (“NOL”) carryforward of approximately $21.7 million which will expire between 2029 and 2030. Additionally, we have $7.4 million of state income tax NOL carryforward and $1.0 million of U.S. federal alternative minimum tax NOL carryforward available at March 31, 2010. The state NOL and U.S. federal alternative minimum tax carryforward periods range from 5 to 20 years.
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
9. Related-Party Transactions
     Superior Well provides technical pumping services and down-hole surveying services to a customer owned by certain stockholders and directors of Superior. The total amounts of services provided to this affiliated party for the three months ended March 31, 2009 and 2010 were approximately $751,000 and $855,000, respectively. The accounts receivable outstanding from the affiliated party were $846,000 and $460,000 at December 31, 2009 and March 31, 2010, respectively.
     Superior Well also regularly purchases, in the ordinary course of business, materials from vendors owned by certain stockholders and directors of Superior. The total amounts paid to these affiliated parties were approximately $734,000, and $451,000 for the three months ended March 31, 2009 and 2010, respectively. Superior Well had accounts payable to these affiliates of $331,000 and $784,000 at December 31, 2009 and March 31, 2010, respectively.
     At December 31, 2009 and March 31, 2010, a commercial bank in which certain stockholders and directors of Superior hold ownership interests held $995,000 and $966,000 of Superior Well’s mortgage notes (Note 5) and a $1.6 million participation in the Credit Facility (Note 5).
     In connection with the Diamondback asset acquisition (Note 3), Superior Well entered into a transition services agreement to provide temporary services to Diamondback, which terminated on June 30, 2009. These services included assistance in payroll, information technologies and certain other corporate support service matters. The total amount of services provided to Diamondback for the three months ended March 31, 2009 was approximately

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$102,000. There were no services provided or accounts receivable outstanding for the three months ending March 31, 2010.
     In connection with the Diamondback asset acquisition (Note 3), Superior Well entered into facility leases with an affiliate of Diamondback. The lease terms range from nine months to five years and the monthly lease payments are approximately $122,000. Rent expense for these leased facilities for the three month period ended March 31, 2009 and 2010 was $367,000 and $118,000, respectively. There was no unpaid balance at December 31, 2009 and March 31, 2010.
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
     We evaluate performance and allocate resources based on operating income (loss). Information regarding our two reportable operating segments, technical services and fluid logistics, is set forth below:

	Three Months Ended March 31, 2010
	Technical	Fluid
	Services	Logistics	Corporate	Total
		(in thousands)
Net revenue	$118,347	$4,993	$—	$123,340
Depreciation, amortization and accretion	$18,262	$1,397	$128	$19,787
Operating loss	$(5,212)	$(1,207)	$(3,992)	$(10,411)
Capital expenditures	$5,419	$—	$11	$5,430
Segment assets as of March 31, 2010	$527,022	$40,374	$4,325	$571,721

	Three Months Ended March 31, 2009
	Technical	Fluid
	Services	Logistics	Corporate	Total
		(in thousands)
Net revenue	$113,260	$9,021	$—	$122,281
Depreciation, amortization and accretion	$15,919	$1,433	$133	$17,485
Operating income (loss)	$(13,033)	$(2,211)	$(3,850)	$(19,094)
Capital expenditures	$9,219	$10	$127	$9,356
Segment assets as of March 31, 2009	$585,344	$56,035	$10,783	$652,162

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     We do not allocate interest expense, other expense or tax expense to the operating segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the three months ended March 31, 2009 and 2010.

	Three Months Ended March 31,
	2009	2010
	(in thousands)
Segment operating income (loss)	$(19,094)	$(10,411)
Interest expense	3,176	2,902
Other income (expense), net	(193)	136
Income taxes (benefit)	(7,752)	(4,525)

Net income (loss)	$(14,711)	$(8,652)

11. Commitments and Contingencies
     Minimum annual rental payments, principally for non-cancelable real estate and vehicle leases with terms in excess of one year, in effect at December 31, 2009, were as follows: 2010-$9,311,000; 2011-$7,098,000; 2012-$5,144,000; 2013-$3,211,000, and 2014-$1,148,000.
     Total rental expense charged to operations was approximately $2,477,000 and $2,110,000 for the three months ended March 31, 2009 and 2010, respectively.
     In January 2010, we amended a take-or-pay contract with Preferred Rocks USS, Inc. to purchase fracturing sand through December 2015. In connection with the take-or-pay contract, Superior advanced $15 million for materials that will be delivered in the future. Under the amended terms of the take-or-pay contract, Superior earns a 6% interest rate on the unused portion of the advance on materials. The advance on materials for future delivery will be used to offset future purchase commitments under the take-or-pay contract. Effective January 1, 2010, the minimum purchases under the take-or-pay contract are estimated at $14.2 million annually.
     Superior had commitments of approximately $1.7 million and $4.8 million for capital expenditures as of December 31, 2009 and March 31, 2010, respectively.
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
     Superior’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long term debt. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The carrying value of our Credit Facility and mortgage notes payable approximates fair value at December 31, 2009 and March 31, 2010, since the interest rates are market-based and are generally adjusted periodically, representing Level 1 measurements.
     The Second Lien Notes are not actively traded in an established market. The fair values of this debt is estimated by using Standard & Poor’s leveraged loan composite indices with similar terms and maturity, that is, a

SUPERIOR WELL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Level 2 fair value measurement. The fair value of the Second Lien Notes was $76.8 million compared to a carrying value of $80.0 million at March 31, 2010.
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
14. Subsequent Events
     On April 8, 2010 we received a $34.6 million federal income tax refund that we used to repay a portion of the borrowings under our Credit Facility. Under the terms of the Credit Facility, the receipt of the federal income tax refund reduced the Credit Facility’s total capacity by $25.0 million to $75.0 million on April 8, 2010.

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
Cautionary Statement Regarding Forward-Looking Statements
     This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:
•	A sustained or continued decrease in domestic spending by the oil and natural gas exploration and production industry;

•	a continued decline in or substantial volatility of crude oil and natural gas commodity prices;

•	current weaknesses in the credit and capital markets and lack of credit availability;

•	our inability to comply with the financial and other covenants in our debt agreements as a result of reduced revenues and financial performance or our inability to raise sufficient funds through assets sales or equity issuances;

•	overcapacity and competition in our industry;

•	unanticipated costs, delays and other difficulties in executing our long-term growth strategy;

•	the loss of one or more significant customers;

•	the loss of or interruption in operations of one or more key suppliers;

•	the incurrence of significant costs and liabilities in the future resulting from our failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings.
     When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as other written and oral statements made or incorporated by reference from time to time by us in other reports and filings with the SEC. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     In November 2008, we purchased the pressure pumping, fluid logistics and completion, production and rental tools business lines from Diamondback Energy Holdings, LLC, or Diamondback, for approximately $202.0 million. The acquisition consideration consisted of $71.5 million in cash, $42.9 million of our Series A 4% Convertible Preferred Stock ($75 million liquidation preference), or the Series A Preferred Stock, and $80 million in second lien notes aggregating $194.4 million plus $7.6 million of transaction costs for a total purchase price of $202.0 million. See Note 3 to our consolidated financial statements for more information. As part of the acquisition, we acquired 128,000 horsepower, 105 transports and trucks, 400 frac tanks, six water disposal wells and completion and rental tool businesses in Louisiana, Texas and Oklahoma. The assets that we purchased from Diamondback are operating in the Anadarko, Arkoma, and Permian Basins, as well as the Barnett Shale, Woodford Shale, West Texas, southern Louisiana and the Texas Gulf Coast.
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

	Three Months Ended March 31,
	2009		2010
Revenue:
Technical pumping services	$113,274	92.6%	$118,347	96.0%
Fluid Logistics	9,007	7.4	4,993	4.0

Total revenue	$122,281	100.0%	$123,340	100.0%

     The following is a brief description of our services:
     Technical Services
     Technical Pumping Services
     We offer three types of technical pumping services — stimulation, nitrogen and cementing — which accounted for 75.2%, 3.6% and 10.4% of our revenue for the three months ended March 31, 2010 and 65.0%, 5.7% and 13.6% of our revenue for the three months ended March 31, 2009, respectively. Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones. In addition to our fluid-based stimulation services, we also use nitrogen to stimulate wellbores. Our foam-based nitrogen stimulation services accounted for substantially all of our total nitrogen services revenue for the three months ended March 31, 2009 and 2010. Our cementing services consist of blending high-grade cement and water with various additives to create a cement slurry that is pumped through the well casing into the void between the casing and the bore hole. Once the slurry hardens, the cement isolates fluids and gases, which protects the casing from corrosion, holds the well casing in place and controls the well.
     Completion, Production and Rental Tool Services
     Completion and production services were added in connection with the Diamondback asset acquisition and accounted for 2.1% and 3.1% of our revenues for the three months ended March 31, 2010 and 2009, respectively. Our completion and production services and other production related activities include specialty services, many of which are performed after drilling has been completed. Consequently, these services occur later in the lifecycle while a well is being completed or during the production stage. These specialty services include plugging and abandonment, gravel pack, storm valves, roustabout services, as well as the sale and rental of equipment. As newly drilled oil and natural gas wells are prepared for production, our completion services include selectively testing producing zones of the wells before and after stimulation.
     Down-Hole Surveying Services
     We offer two types of down-hole surveying services — logging and perforating — which collectively accounted for approximately 4.7% and 5.2% of our revenue for the three months ended March 31, 2010 and 2009, respectively. Our logging services involve the gathering of down-hole information through the use of specialized tools that are lowered into a wellbore from a truck. An armored electro-mechanical cable, or wireline, is used to transmit data to our surface computer that records various characteristics about the formation or zone to be produced. We provide perforating services as the initial step of stimulation by lowering specialized tools and perforating guns into a wellbore by wireline. The specialized tools transmit data to our surface computer to verify the integrity of the cement and position the perforating gun, which fires shaped explosive charges to penetrate the producing zone to create a short path between the oil or natural gas reservoir and the production tubing to enable the production of hydrocarbons. We also perform workover services aimed at improving the production rate of existing oil and natural gas wells, including perforating new hydrocarbon bearing zones in a well once a deeper zone or formation has been depleted.
     Fluid Logistics Services
     Oil and natural gas operations use and produce significant quantities of fluids. We provide a variety of services to assist our customers to obtain, transport, store and dispose of fluids that are involved in the drilling, development and production of hydrocarbons. We own or lease over 100 fluid hauling transports and trucks, which are used to transport various fluids in the lifecycle of an oil or natural gas well. As of March 31, 2010, we also owned approximately 400 frac tanks that we rent to producers for use in fracturing and stimulation operations plus other fluid storage needs. We use our fleet of fluid hauling trucks to fill and empty the frac tanks and we deliver and remove these tanks from the well sites. As of March 31, 2010, we owned and operated six water disposal wells in North Texas and southern Oklahoma. The disposal wells are an important component of our fluid logistics operations as they provide an efficient solution for the disposal of waste waters. Our fluid logistics services accounted for approximately 4.0% and 7.4% of our revenues for the three months ended March 31, 2010 and 2009, respectively.
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
How We Evaluate Our Operations
     Our management uses a variety of financial and operational measurements to analyze the performance of our services. These measurements include the following: (1) operating income per operating region; (2) material and labor expenses as a percentage of revenue; (3) selling, general and administrative expenses as a percentage of revenue; and (4) Adjusted EBITDA, which is a non-GAAP financial measure and is discussed in more detail below.
     Operating Income per Operating Region
     We currently service customers in five operating regions through our 28 service centers. In April 2009, we ceased operations at our service centers in Wooster, Ohio and Cleveland, Oklahoma due to significant activity declines in those areas. In October 2009, we ceased operations at our service centers in Coalgate Oklahoma; Trinidad, Colorado; Alvarado, Texas and Artesia, New Mexico and ceased stimulation operations in Clinton, OK due to significant activity declines in those areas. In January 2010 we ceased operations at our service center in Farmington, New Mexico due to significant activity declines in that area. Our Appalachian region service centers are located in Bradford, Black Lick and Mercer, Pennsylvania; Kimball, Buckhannon and Jane Lew, West Virginia; Norton, Virginia; and Gaylord, Michigan. Our Southeast region service centers are located in Cottondale, Alabama; Columbia, Mississippi; and Bossier City and Broussard, Louisiana. Our Mid-Continent region service centers are located in Hominy, Clinton, Marlow, Countyline, Sweetwater, and Elk City, Oklahoma; Hays, Kansas; and Van Buren, Arkansas. Our Rocky Mountain region service centers are located in Vernal, Utah; Rock Springs, Wyoming; Williston, North Dakota; and Brighton, Colorado. Our Southwest region service centers are located in Cresson, Tolar, Midland and Victoria, Texas.
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
     Material and Labor Expenses as a Percentage of Revenue
     A significant portion of the cost of revenues is comprised of the cost of materials, maintenance, fuel and the wages of our field personnel. Although, the cost of these expenses as a percentage of revenue has historically remained relatively stable for our established service centers, the industry experienced an unprecedented decline in drilling activity during 2009 compared to 2008. This rapid and deep reduction in drilling activity has resulted in heavy pricing pressure and severe margin contraction in all our service offerings. Beginning in the fourth quarter of 2009 and continuing through the first quarter of 2010, rig count and drilling activity started increasing in many regions in the United States. The activity increases have been strongest in the more service-intensive shale plays, as well as the more oil-focused producing regions. Starting in the first quarter of 2010, we began to see modest pricing improvements from our customers on most of our services, which favorably impacted our operating margins during the first quarter of 2010. Recently, however, higher natural gas storage levels have weakened natural gas prices, which could negatively impact drilling activity for the remainder of 2010.
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
     Selling, General and Administrative Expenses as a Percentage of Revenue
     Our selling, general and administrative expenses, or SG&A expenses, include administrative, marketing and maintenance employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our SG&A expenses in relation to our revenue because these expenses have a direct impact on our profitability.
     Adjusted EBITDA
     We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense, non-cash stock compensation expense, non-cash goodwill and intangible impairment, depreciation, amortization and accretion expense. We believe Adjusted EBITDA is useful to investors in evaluating our operating performance because:
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
     Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as an alternative to cash flow from operating activities or as an alternative to net income (loss) as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Other companies in our industry may calculate Adjusted EBITDA differently than we do and Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies. See “—Non-GAAP Accounting Measures” for a reconciliation of Adjusted EBITDA to net income (loss).
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
Our Industry and Business Outlook
     We provide products and services primarily to domestic onshore oil and natural gas exploration and production companies for use in the drilling and production of oil and natural gas. The main factor influencing demand for well services in our industry is the level of drilling activity by oil and natural gas companies, which, in turn, depends largely on current and anticipated future crude oil and natural gas prices and production depletion rates. Our customers’ cash flows, in many instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets. The opposite is true for higher oil and natural gas prices.

     Since the last half of 2008, the weakened credit markets and recessionary environment has reduced the demand for crude oil and natural gas. As a result, crude oil and natural gas prices fell sharply during the first half of 2009, which caused a decline in the demand for our services as customers reduced their exploration and production expenditures. The price of crude oil and natural gas has improved from pricing levels experienced during the first half of 2009, and this improvement has begun to be reflected in increased drilling activity. Beginning in the fourth quarter of 2009 and continuing through the first quarter of 2010, rig count and drilling activity started increasing in many regions of the United States. The activity increases have been strongest in the more service-intensive shale plays, as well as the more oil-focused producing regions. Due to improving equipment utilization, we began to see modest pricing improvements on most of our services during the first quarter of 2010. However, we believe pricing pressures are likely to continue until drilling activity materially increases and the current imbalance of excess capacity is reabsorbed. As a result, we intend to continue to focus on labor cost efficiencies and monitor discretionary spending to respond to prevailing levels of activity. We believe our ability to service more technically complex plays, our participation in many of the most active drilling plays in the United States, as well as our strength in the Appalachian region will generally help us to maintain a strong competitive position.
     Recently, higher natural gas storage levels have weakened commodity prices for natural gas, which could negatively impact drilling activity for the remainder of 2010. As of May 4, 2010 the 12-month strip for crude oil (West Texas Intermediate) and natural gas (Henry Hub) were $88.57 and $4.84, respectively. A sustained drop in the commodity prices for natural gas, coupled with tighter credit markets, may cause many exploration and production companies to reduce their capital spending. This would result in reduced demand for our services that could intensify the pricing pressures for our services. We continue to believe in the long term fundamentals of our business and the industry. However, the weakened economic and credit markets and the current high storage levels of natural gas have caused the short and mid-term outlook for our business and the industry to remain uncertain. Long-term forecast for energy demand suggests an increasing demand for oil and natural gas which, when coupled with flat or declining production curves, we believe should result over the long-term in the continuation of historically high crude oil and natural gas commodity prices.
     Some of the more significant indicators of current and future spending levels of oil and natural gas companies are crude oil and natural gas prices and the availability of credit, which together drive drilling activity. Our financial performance is significantly affected by crude oil and natural gas prices and domestic land rig activity, which are summarized in the following tables.

	Three Months Ended March 31,
	2009	2010	% Change
Average rig count (1)
Crude Oil	279	416	49.1%
Natural gas	1,053	814	(22.7)%

Total U.S. land rigs	1,332	1,230	(7.7)%

Commodity prices (avg.):
Crude Oil (West Texas Intermediate) ($/ bbl)	$43.08	$78.72	82.7%
Natural gas (Henry Hub) ($/mcf)	4.56	5.18	13.6%

(1)	Estimate of activity as measured by Baker Hughes Inc. for average active U.S. land drilling rigs for the 3 months ended March 31, 2009 and 2010.
Our Long-term Growth Strategy
     Given the current market conditions it is unlikely that we will make significant growth investments in the near term. However, our long-term growth strategy contemplates engaging in organic expansion opportunities and, to a lesser extent, complementary acquisitions of other oilfield services businesses. Our organic expansion activities generally consist of establishing service centers in new locations, including purchasing related equipment and hiring experienced local personnel. Historically, many of our customers have asked us to expand our operations into new regions that they enter. Once we establish a new service center, we seek to expand our operations by attracting new customers and hiring additional local personnel.

     Our revenues from each operating region, and their relative percentage of our total revenue, consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2009		2010
Region	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Appalachian	$30,574	25.0%	$29,987	24.3%
Southeast	21,403	17.5	22,387	18.1
Southwest	36,312	29.7	30,459	24.7
Mid-Continent	25,974	21.2	23,773	19.3
Rocky Mountain	8,018	6.6	16,734	13.6
Total	$122,281	100.0%	$123,340	100.0%
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
Our Results of Operations
     Our results of operations are derived primarily by three interrelated variables: (1) market price for the services we provide; (2) drilling activities of our customers; and (3) cost of materials and labor. To a large extent, the pricing environment for our services will dictate our level of profitability. Our pricing is also dependent upon the prices and market demand for crude oil and natural gas, which affect the level of demand for, and the pricing of, our services and fluctuates with changes in market and economic condition and other factors. During 2009, increased capacity in each of our operating regions has resulted in significant downward pricing pressure and increased discounts in our service prices. Beginning in the first quarter of 2010, we started to see a small drop in discounts in our service prices that were more prevalent in higher activity markets. We expect that pricing pressure will continue in all our regions until the level of activity increases to absorb the excess capacity. To a lesser extent, seasonality can affect our operations in the Appalachian region and certain parts of the Mid-Continent and Rocky Mountain regions, which may be subject to a brief period of diminished activity during spring thaw due to road restrictions. As our operations have expanded in recent years into new operating regions in warmer climates, this brief period of diminished activity has a lesser impact on our overall results of operations.
     Results for the three months ended March 31, 2009 and 2010
     Our results of operations from our primary categories of services consisted of the following for the three month periods ended March 31, 2009 and 2010:

	Three months ended March 31,
	2009	2010
Statement of Operations Data
Revenue:
Technical pumping services	$103,075	$109,975
Down-hole surveying services	6,402	5,798
Completion services	3,797	2,574

Total Technical Services	113,274	118,347
Fluid logistics	9,007	4,993

Total revenue	122,281	123,340

Expenses:
Cost of revenue	125,320	122,095
Selling, general and administrative	16,055	11,656

Total expenses	141,375	133,751

Operating income (loss)	$(19,094)	$(10,411)

     Revenue
     The following table summarizes the dollar and percentage changes for the types of service revenues for the three month period ended March 31, 2009 when compared to the same period in 2010 (dollars in thousands):

	Three months ended March 31,
Revenues by service type	2009	2010	$ Change	% Change
Stimulation	$79,505	$92,793	$13,288	16.7%
Cementing	16,595	12,743	(3,852)	(23.2)
Nitrogen	6,975	4,439	(2,536)	(36.4)

Technical pumping services	103,075	109,975	6,900	6.7
Down-hole surveying services	6,402	5,798	(604)	(9.4)
Completion services	3,797	2,574	(1,223)	(32.2)

Total Technical Services	113,274	118,347	5,073	4.5
Fluid logistics	9,007	4,993	(4,014)	(44.6)

Total revenue	$122,281	$123,340	$1,059	0.9%

     The following table summarizes the dollar and percentage change in our revenues from each operating region for the three months ended March 31, 2009 when compared to the same period in 2010 (dollars in thousands):

	Three months ended March 31,
Region	2009	2010	$ Change	% Change
Appalachian	$30,574	$29,987	$(587)	(1.9)%
Southeast	21,403	22,387	984	4.6
Southwest	36,312	30,459	(5,853)	(16.1)
Rocky Mountain	8,018	16,734	8,716	108.7
Mid-Continent	25,974	23,773	(2,201)	(8.5)

Total	$122,281	$123,340	$1,059	0.9%

     Revenues reached $123.3 million for the first quarter of 2010, which was a 0.9% increase compared to the same period last year. The year-over-year revenue growth in technical services was partially offset by declines in our fluid logistics services segment. The revenue growth in technical services revenue was driven by higher stimulation activity in the first quarter of 2010 compared to the first quarter of 2009. Activity declines in the Barnett shale, and to a lesser extent our Mid-Continent region, lowered fluid logistics services revenues by $4.0 million during the first quarter of 2010 compared to the first quarter of 2009. As a percentage of gross revenue, sales discounts increased 12.2% in the first quarter of 2010 compared to the first quarter of 2009 due to increased capacity and increased competition in certain of our operating regions which resulted in significant downward pressure on our service prices. As a result, we experienced pricing erosion in all of our service offerings during the first quarter of 2010 compared to the first quarter of 2009. All of our operating regions experienced higher sales discounts for the first quarter of 2010 compared to the first quarter of 2009. Our stimulation, nitrogen and cementing services continue to see the greatest downward pricing pressure.

     Cost of Revenue
     Cost of revenue decreased 2.6% or $3.2 million for the first quarter of 2010 compared to the first quarter of 2009. As a percentage of net revenue, cost of revenue decreased from 102.5% for the first quarter of 2009 to 99.0% for the first quarter of 2010 due primarily to lower labor costs that were partially offset by higher fuel, depreciation and repair and maintenance expenses. Labor expenses as a percentage of revenues decreased 7.6% to 20.0% in the first quarter of 2010 compared to the first quarter of 2009 due to improved utilization driven by headcount reductions we made in connection with our cost reduction efforts. As a percentage of net revenue, fuel costs, depreciation and repairs and maintenance expenses increased in the first quarter of 2010 compared to the first quarter of 2009 by 1.9%, 2.0%, and 0.9%, respectively. Fuel expense increases were caused by higher diesel fuel costs. Depreciation expense increased due to additional assets being utilized in the first quarter of 2010 compared to the first quarter of 2009. Higher stimulation activity levels in the more fracture intensive shale plays caused the increases in our repair and maintenance costs. Additionally, the higher level of sales discounts during the first quarter of 2010 compared to the first quarter of 2009 impacts the comparability of the year-over-year increases for materials, labor and depreciation.
     Selling, General and Administrative Expenses (SG&A)
     SG&A expenses decreased 27.4% or $4.4 million for the first quarter of 2010 compared to the first quarter of 2009. As a percentage of revenue, SG&A expenses decreased by 3.6% to 9.5% for the first quarter of 2010 from 13.1% for the first quarter of 2009. Driving the decline in SG&A expenses was a $4.1 million drop in labor costs due to headcount reductions made in connection with our cost cutting efforts. As a percentage of revenue, the portion of labor expenses included in SG&A expenses decreased 3.4% to 5.2% in the first quarter of 2010 compared to the first quarter of 2009. Additionally, the higher level of sales discounts during the first quarter of 2010 compared to the first quarter of 2009 impacts the comparability of the year-over-year increases for labor.
     Operating Income Loss and Adjusted EBITDA
     Operating loss was $10.4 million for the first quarter of 2010 compared to an operating loss of $19.1 million for the first quarter of 2009. As a percentage of revenue, operating loss was (8.4%) in the first quarter of 2010 as compared to (15.6%) in the first quarter of 2009. Adjusted EBITDA increased by $11.4 million in the first quarter of 2010 compared to the first quarter of 2009 to $10.4 million. For a definition of Adjusted EBITDA and a discussion of Adjusted EBITDA as a performance measure please see “How We Evaluate Our Operations — Adjusted EBITDA.” For a reconciliation of Adjusted EBITDA to net income, please see “Non-GAAP Accounting Measures.” Net loss decreased from $14.7 million in the first quarter of 2009 to $8.7 million in the first quarter of 2010 due to the labor cost reductions and stimulation activity level increases described above.
Liquidity and Capital Resources
     General
     We rely on cash generated from operations, public and private offerings of debt and equity securities and borrowings under our credit facility to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund planned capital expenditures and make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At March 31, 2010, we had $10.1 million of availability under our credit facility that can be used for working capital purposes and planned capital expenditures. Our ability to fund our operations and planned 2010 capital expenditures will depend on our future operating performance. Based on our existing operating performance we believe this is adequate to meet operational and capital expenditure needs in 2010.
     The credit agreement evidencing our credit facility and the indenture governing our second lien notes contain covenants that include minimum quarterly EBITDA amounts, senior and total debt to EBITDA ratios and an interest coverage ratio. These covenants are subject to a number of exceptions and qualifications set forth in the credit agreement that evidences our credit facility. Please see “—Description of Our Indebtedness.” In addition, the credit agreement and the indenture contain covenants that limit capital expenditures to $6.0 million per quarter, as well as restrict our ability to incur additional debt or sell assets, make certain investments, loans and acquisitions, guarantee debt, grant liens, enter into transactions with affiliates, engage in other lines of business and pay dividends and distributions. As of March 31, 2010, we were in compliance with each of these covenants.
     Financial Condition and Cash Flows
     Financial Condition
     Our working capital increased $1.7 million to $100.6 million at March 31, 2010 compared to December 31, 2009, primarily due to a $18.6 million increase in accounts receivable, which was partially offset by a $15.0 million increase in accounts payable and $1.3 million increase in accrued liabilities that resulted from higher activity levels in the first quarter of 2010 as compared to fourth quarter of 2009.
     Cash Flows from Operations
     The following table sets forth historical cash flow information for the three months ended March 31, 2009 and 2010 (in thousands):

	Three Months Ended March 31,
	2009	2010
Net cash provided by operations	$(6,852)	$4,236
Net cash used in investing	(9,152)	(3,888)
Net cash provided by financing	16,866	(350)

Change in cash and cash equivalents	$862	$(2)

     Our cash flow provided by operations increased from ($6.9) million for the three months ended March 31, 2009 to $4.2 million for the three months ended March 31, 2010, primarily due to a $6.1 million year-over-year reduction in the loss, which was partially offset by changes in various components of working capital and depreciation expense. As described above in “Our Results of Operations,” lower headcount in the first quarter of 2010 compared to the first quarter of 2009 reduced labor costs by $13.2 million, which favorably impacted net cash provided by operations. Although service activity levels increased during the first quarter of 2010 compared to the first quarter of 2009, the activity increases were almost totally offset by year-over-year increases in sales discounts. Sales discounts increased during 2009 due to increased competition for lower overall levels of service work. Beginning in the first quarter of 2010, we begin to see small reductions in the sales discounts as higher activity levels absorbed excess capacity in many of our operating regions. For a detailed comparison of operating results for the first quarter of 2010 compared to the first quarter of 2009, please see “Our Results of Operations” under the sub-heading “Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.”
     Cash Flows Used In Investing Activities
     Net cash used in investing activities decreased from $9.2 million for the three months ended March 31, 2009 to $3.9 million for the three months ended March 31, 2010. The decrease was primarily due to lower 2010 capital expenditures, which are currently limited to $6.0 million per quarter under the terms of our credit facility.
     Cash Flows from Financing Activities
     Net cash provided by (used in) financing activities decreased $17.2 million from $16.9 million for the three months ended March 31, 2009 to ($0.4) million for the three months ended March 31, 2010, primarily due to lower net borrowings under our credit facility that resulted from lower levels of capital expenditures during the first quarter of 2010.
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
     We continually monitor new advances in pumping equipment and down-hole technology, as well as technologies that may compliment our existing businesses, and commit capital funds to upgrade and purchase additional equipment to meet our customers’ needs. Our total 2010 capital expenditure budget is approximately $24.0 million. In the first quarter of 2010, we made capital expenditures of approximately $5.4 million to purchase new and upgrade existing pumping and down-hole surveying equipment and for maintenance on our existing equipment base. We plan to continue to focus on minimizing our discretionary spending and limiting our capital expenditures given the current operating environment.
     Historically, we have grown through organic expansions and selective acquisitions. Given the current operating conditions and marketplace, as well as the restrictions in our credit facility, we do not anticipate that we will continue to invest significant capital to acquire businesses and assets during 2010. We plan to continue to monitor the economic environment and demand for our services and adjust our business as necessary. We have actively considered a variety of businesses and assets for potential acquisitions and currently we have no agreements or understandings with respect to any acquisition. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition or organic expansion project, please read “— Our Long-Term Growth Strategy.” For a discussion of the capital resources and liquidity needed to fund our capital expenditures, as well as the provisions of our indebtedness restricting our ability to make acquisitions and fund capital expenditures, please read “—Liquidity and Capital Resources—General” and “—Description of Our Indebtedness.”
     Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of March 31, 2010 or December 31, 2009.
     Description of Our Indebtedness
     On September 30, 2008, we entered into a credit agreement evidencing our credit facility with a syndicate of financial institutions that provided for a secured revolving credit facility that matures on March 31, 2013. During 2009, we amended the credit agreement twice to prevent potential breaches of the financial covenants contained in the credit agreement. In connection with these amendments, our credit facility was converted into a “borrowing base” facility and the previous financial covenants were replaced with new financial covenants that provided us additional financial flexibility. Under the terms of the most recent amendment, the following changes were made to the credit agreement:
•	the sale of our fluid logistics services business is now a permitted asset sale;

•	the total commitment under our credit facility was reduced to $100.0 million, which amount will be further reduced by (i) an additional $25.0 million upon our receipt of a federal income tax refund of $20 million or more and (ii) by an additional $25.0 million upon the sale of our fluid logistics services business;

•	the definition of “borrowing base” was amended to consist of 80% of eligible accounts receivable plus 20% of the net book value of property, plant and equipment, until such time as the total commitment under the credit facility is reduced to $50.0 million; thereafter the borrowing base will consist solely of 80% of eligible accounts receivable; and

•	the financial covenants in the credit agreement were revised to require that our required minimum quarterly EBITDA must not be less than: $0, $0, $0 and $10 million for the first, second, third and fourth quarters of 2010, respectively.
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
     At March 31, 2010, we had $83.5 million outstanding, $6.4 million in letters of credit outstanding and $10.1 million of available capacity under our credit facility. The weighted average interest rate for our credit facility was 4.3% during the three months ended March 31, 2010.
     On April 8, 2010, we received a $34.6 million federal income tax refund which we used to repay a portion of our borrowings under our credit agreement. Under the terms of our credit facility, the receipt of the federal income tax refund reduced the total capacity of our credit facility by $25.0 million to $75.0 million on April 8, 2010.
     In connection with the Diamondback asset acquisition, we issued an aggregate principal amount of $80 million second lien notes due November 2013. In connection with the issuance of our second lien notes, we entered into an indenture with our subsidiaries as guarantors and the Wilmington Trust FSB, as trustee. Interest on our second lien notes accrues at an initial rate of 7% per annum and the rate increases by 1% per annum on each anniversary date of the indenture. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1, commencing on January 1, 2009.
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
     Income Taxes
     We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Using this method, deferred tax liabilities and assets were determined based on the difference between the financial carrying amounts and tax bases of assets and liabilities using estimated effective tax rates. Our accounting policies require that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets on a quarterly basis and valuation allowances are provided as necessary. We have not recorded any valuation allowances as of March 31, 2010. Our balance sheets at December 31, 2009 and March 31, 2010 do not include any liabilities associated with uncertain tax positions, and we have no unrecognized tax benefits that if recognized would change our effective tax rate.
     We file income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. We are not subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. We classify interest related to income tax expense in interest expense and penalties in general and administrative expense. Interest and penalties for the three months ended March 31, 2010 and 2009 were insignificant in each period. We are subject to U.S. federal income tax examinations and we are subject to various state and local tax examinations.
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
     Our intangible assets consist of $7.0 million of customer relationships and non-compete agreements that are amortized over their estimated useful lives which range from three to five years. For the three months ended March 31, 2009 and 2010, we recorded amortization expense of $582,000 and $543,000, respectively.
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
     Stock-Based Compensation
     We account for equity-based awards using an approach in which the fair value of an award is estimated at the date of grant and recognized as an expense over the requisite service period. Compensation expense is adjusted for equity awards that do not vest because service or performance conditions are not satisfied. Our results of operations for the three months ended March 31, 2009 and 2010 include $737,000 and $865,000 of additional compensation expense, respectively, as a result of the stock based compensation.
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

Non-GAAP Accounting Measures
     The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended
	March 31,
	2009	2010
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$(14,711)	$(8,652)
Income tax expense (benefit)	(7,752)	(4,525)
Interest expense	3,176	2,902
Stock compensation expense	737	865
Depreciation, amortization and accretion	17,485	19,787

Adjusted EBITDA(1)	$(1,065)	$10,377

(1)	We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense, non-cash stock compensation expense, non-cash goodwill and intangible impairment, depreciation, amortization and accretion expense
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
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our floating rate borrowings, each of which have variable interest rates based upon, at our option, LIBOR or the prime lending rate. The impact of a 1% increase in interest rates on our outstanding debt as of December 31, 2009 and March 31, 2010 would result in an increase in interest expense and a corresponding decrease in net income, of less than $1.0 million and $1.0 million annually, respectively.
     Concentration of Credit Risk. Substantially all of our customers are engaged in the oil and gas industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Two customers individually accounted for 22% and 12% our revenue for the three months ended March 31, 2009. During the three months ended March 31, 2010 no single customer accounted for more than 10% of our revenue. At December 31, 2009, two customers accounted for 23% and 12% and eight customers collectively accounted for 62% of our accounts receivable, respectively. At March 31, 2010, one customer accounted for 13% and eight customers collectively accounted for 57% of our accounts receivable, respectively.
     Commodity Price Risk. Our fuel and material purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation, nitrogen and cementing services such as frac sand, cement and nitrogen. On January 14, 2010, we amended our sand purchase agreement with Preferred Rocks USS, Inc. to hedge costs related to fluctuating sand prices. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Historically we were generally able to pass along price increases to our customers, due to pricing commitments and the timing of our marketing and bidding cycles there is generally a delay of several weeks or months from the time that we incur a price increase until the time that we can pass it along to our customers. Given the current economic conditions and the decline in the overall demand for certain types of our services, in most cases we are currently unable to pass these price increases on to our customers.
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
     As required by SEC rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of March 31, 2010, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective based on a reasonable assurance level.
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
Item 1A. Risk Factors
     You should consider carefully the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2009, under Item 1A, “Risk Factors,” which could materially adversely affect our business, financial condition and results of operations. While these are the risks and uncertainties we believe are most important, you should know that they are not the only risks or uncertainties facing us or that may adversely affect our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also could impair our business operations and financial condition. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected.
Item 2. Unregistered Sale of Equity Securities.
     From time to time since June 6 2006, our defined contribution profit sharing/401(k) retirement plan purchased 43,780 shares of our common stock on the open market for participants in the plan for aggregate consideration of $651,000.
Item 6. Exhibits.
     See the Index to Exhibits included with this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May, 2010.

SUPERIOR WELL SERVICES, INC. Registrant
Dated: May 6, 2010	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

3.3	Certificate of Designations for Series A 4% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 21, 2008).

4.1	Specimen Stock Certificate representing our common stock (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on June 24, 2005).

4.2	Registration Rights Agreement dated as of July 28, 2005 by and among the Superior Well Services, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

4.3†	Form of Restricted Stock Agreement for Employees without Employment Agreements (filed as Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-130615) filed on December 22, 2005).

4.4†	Form of Restricted Stock Agreement for Executives with Employment Agreements (filed as Exhibit 4.2 to Registration Statement on Form S-8 (Registration No. 333-130615) filed on December 22, 2005).

4.5†	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 4.3 to Registration Statement on Form S-8 (Registration No. 333-130615) filed on December 22, 2005).

4.6*	Superior Well Services, Inc. Amended and Restated Incentive Compensation Plan, effective May 4, 2010.

4.7	Indenture, dated as of November 18, 2008, between Superior Well Services, Inc. and its Subsidiaries and Wilmington Trust FSB (as Trustee and Collateral Agent), relating to the Second Lien Notes due 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K (SEC File No. 000-51435) filed on November 21, 2008).

10.1†	Amended and Restated Employment Agreement between David E. Wallace and Superior Well Services, Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on September 18, 2008).

10.2†	Amended and Restated Employment Agreement between Jacob Linaberger and Superior Well Services, Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File No. 000-51435) filed on September 18, 2008).

10.3†	Amended and Restated Employment Agreement between Thomas W.Stoelk and Superior Well Services, Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K (SEC File No. 000-51435) filed on September 18, 2008).

10.4†	Amended and Restated Employment Agreement between Rhys R. Reese and Superior Well Services, Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K (SEC File No. 000-51435) filed on September 18, 2008).

10.5†	Indemnification Agreement between David E. Wallace and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.7 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.6†	Indemnification Agreement between Jacob B. Linaberger and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.7†	Indemnification Agreement between Thomas W .Stoelk and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.8†	Indemnification Agreement between Rhys R. Reese and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.9†	Indemnification Agreement between Mark A. Snyder and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.10†	Indemnification Agreement between David E. Snyder and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.13 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.11†	Indemnification Agreement between Charles C. Neal and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.14 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.12†	Indemnification Agreement between John A. Staley, IV and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.15 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.13†	Indemnification Agreement between Anthony J. Mendicino and Superior Well Services, Inc. dated August 30, 2005 (incorporated by reference to Exhibit 10.16 to Superior’s Quarterly Report on Form 10-Q (SEC File No. 000-51435) filed on September 1, 2005).

10.14†	Employment Agreement between Daniel Arnold and Superior Well Services, Inc., dated May 14, 2007 (incorporated by reference to Exhibit 10.1 to Superior’s Quarterly Report on Form 10-Q (SEC File No. 000-51435) filed on August 8, 2007).

10.15†	Indemnification Agreement between Daniel Arnold and Superior Well Services, Inc. dated May 14, 2007 (incorporated by reference to Exhibit 10.2 to Superior’s Quarterly Report on Form 10-Q (SEC File No. 000-51435) filed on August 8, 2007).

10.16†	Employment Agreement between Michal J. Seyman and Superior Well Services Inc. dated December 21, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on December 24, 2009).

10.17†	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on March 11, 2008).

10.18	Agreement dated October 2, 2007 between U.S. Silica and Superior Well Services, Inc. (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K (SEC File No. 000-51435) filed on March 11, 2008).

10.19	Revolving Credit Agreement among Superior Well Services Inc., Lenders Party, Citizens Bank of Pennsylvania (as Administrative Agent) and RBS Securities Corporation dated as of September 30, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on October 3, 2008).

10.20	First Amendment to Credit Agreement by and among Superior Well Services, Inc., the Lenders party thereto, Citizens Bank of Pennsylvania, as Administrative Agent, and RBS Securities, Inc., as Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on September 24, 2009).

10.21	Second Amendment to Credit Agreement by and among Superior Well Services, Inc., the Lenders party thereto, Citizens Bank of Pennsylvania, as Administrative Agent, and RBS Securities, Inc., as Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on December 24, 2009).

10.22	Asset Purchase Agreement among Superior Well Services, Inc., Superior Well Services, Ltd., Diamondback Holdings, LLC and Diamondback’s Subsidiaries dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on September 18, 2008).

10.23	First Amendment to Asset Purchase Agreement entered into by Superior Well Services, Inc. and Superior Well Services, Ltd. and Diamondback Holdings, LLC and its Subsidiaries on November 18, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on November 21, 2008).

10.24	Registration Rights Agreement dated November 18, 2008 among Superior Well Services, Inc., Designated Holders and Diamondback Holdings, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File No. 000-51435) filed on November 21, 2008).

10.25	Sand Purchase Agreement dated October 10, 2008 among Superior Well Services, Inc. and Preferred Rocks USS, Inc. and U.S. Silica Company (incorporated by reference to Exhibit 10.1 to Form 10-Q (SEC File No. 000-51435) filed on November 4, 2008).

10.26‡	Amendment No. 1 to Sand Purchase Agreement among Superior Well Services, Inc. and Preferred Rocks USS, Inc., dated January 14, 2010.

12.1	Ratio of Earnings to Fixed Charges and Earnings to Fixed Charges and Preference Securities Dividends

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page hereto).

31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the March 31, 2010 Quarterly Report on Form 10-Q.

31.2*	Sarbanes-Oxley Section 302 certification of. Thomas W.Stoelk for Superior Well Services, Inc. for the March 31, 2010 Quarterly Report on Form 10-Q.

32.1**	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the March 31, 2010 Quarterly Report on Form 10-Q.

32.2**	Sarbanes-Oxley Section 906 certification of Thomas W.Stoelk for Superior Well Services, Inc. for the March 31, 2010 Quarterly Report on Form 10-Q.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

‡	Portions of this exhibit were omitted pursuant to a request for confidential treatment. The omitted portions were filed separately with the Securities and Exchange Commission.