Form 10-Q/A
period 2010-03-31
Superior Well Services, INC
filed 2010-08-09
CIK 1323715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1 to Form 10-Q)
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

SIGNATURES
INDEX TO EXHIBITS
EX-10.26
EX-31.1
EX-31.2

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 that the Registrant previously filed with the Securities and Exchange Commission on May 6, 2010 (the “Original Filing”). The sole purpose of this Amendment is to furnish Exhibits A, B and C (the “Exhibits”) to Exhibit 10.26 — Amendment No. 1 to Sand Purchase Agreement among Superior Well Services, Inc. and Preferred Rocks USS, Inc., dated January 14, 2010 to the Original Filing. Exhibit 10.26 hereto supersedes in its entirely Exhibit 10.26 to the Original Filing.
Except as set forth above and unless otherwise specifically stated otherwise, the Original Filing has not been amended, updated or otherwise modified other than the addition of the Exhibits filed herewith. Other events occurring after the Original Filing or other disclosures required to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the Original Filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August, 2010.

SUPERIOR WELL SERVICES, INC. Registrant
Dated: August 9, 2010	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS
OF
SUPERIOR WELL SERVICES, INC.
(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

3.3	Certificate of Designations for Series A 4% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 21, 2008).

4.1	Specimen Stock Certificate representing our common stock (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A (Registration No. 333-124674) filed on June 24, 2005).

4.2	Registration Rights Agreement dated as of July 28, 2005 by and among the Superior Well Services, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

4.3†	Form of Restricted Stock Agreement for Employees without Employment Agreements (filed as Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-130615) filed on December 22, 2005).

4.4†	Form of Restricted Stock Agreement for Executives with Employment Agreements (filed as Exhibit 4.2 to Registration Statement on Form S-8 (Registration No. 333-130615) filed on December 22, 2005).

4.5†	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 4.3 to Registration Statement on Form S-8 (Registration No. 333-130615) filed on December 22, 2005).

4.6†	Superior Well Services, Inc. Amended and Restated Incentive Compensation Plan, effective May 4, 2010 (incorporated by reference to Exhibit 4.6 to Form 10-Q (SEC File No. 000-51435) filed on May 6, 2010).

4.7	Indenture, dated as of November 18, 2008, between Superior Well Services, Inc. and its Subsidiaries and Wilmington Trust FSB (as Trustee and Collateral Agent), relating to the Second Lien Notes due 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K (SEC File No. 000-51435) filed on November 21, 2008).

10.1†	Amended and Restated Employment Agreement between David E. Wallace and Superior Well Services, Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on September 18, 2008).

10.2†	Amended and Restated Employment Agreement between Jacob Linaberger and Superior Well Services, Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File No. 000-51435) filed on September 18, 2008).

10.3†	Amended and Restated Employment Agreement between Thomas W. Stoelk and Superior Well Services, Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K (SEC File No. 000-51435) filed on September 18, 2008).

10.4†	Amended and Restated Employment Agreement between Rhys R. Reese and Superior Well Services, Inc. dated September 15, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K (SEC File No. 000-51435) filed on September 18, 2008).

10.5†	Indemnification Agreement between David E. Wallace and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.7 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.6†	Indemnification Agreement between Jacob B. Linaberger and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.7†	Indemnification Agreement between Thomas W .Stoelk and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.8†	Indemnification Agreement between Rhys R. Reese and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.9†	Indemnification Agreement between Mark A. Snyder and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.10†	Indemnification Agreement between David E. Snyder and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.13 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.11†	Indemnification Agreement between Charles C. Neal and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.14 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.12†	Indemnification Agreement between John A. Staley, IV and Superior Well Services, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.15 to Form 8-K (SEC File No. 000-51435) filed on August 3, 2005).

10.13†	Indemnification Agreement between Anthony J. Mendicino and Superior Well Services, Inc. dated August 30, 2005 (incorporated by reference to Exhibit 10.16 to Superior’s Quarterly Report on Form 10-Q (SEC File No. 000-51435) filed on September 1, 2005).

10.14†	Employment Agreement between Daniel Arnold and Superior Well Services, Inc., dated May 14, 2007 (incorporated by reference to Exhibit 10.1 to Superior’s Quarterly Report on Form 10-Q (SEC File No. 000-51435) filed on August 8, 2007).

10.15†	Indemnification Agreement between Daniel Arnold and Superior Well Services, Inc. dated May 14, 2007 (incorporated by reference to Exhibit 10.2 to Superior’s Quarterly Report on Form 10-Q (SEC File No. 000-51435) filed on August 8, 2007).

10.16†	Employment Agreement between Michal J. Seyman and Superior Well Services Inc. dated December 21, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on December 24, 2009).

10.17†	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on March 11, 2008).

10.18	Agreement dated October 2, 2007 between U.S. Silica and Superior Well Services, Inc. (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K (SEC File No. 000-51435) filed on March 11, 2008).

10.19	Revolving Credit Agreement among Superior Well Services Inc., Lenders Party, Citizens Bank of Pennsylvania (as Administrative Agent) and RBS Securities Corporation dated as of September 30, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on October 3, 2008).

10.20	First Amendment to Credit Agreement by and among Superior Well Services, Inc., the Lenders party thereto, Citizens Bank of Pennsylvania, as Administrative Agent, and RBS Securities, Inc., as Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on September 24, 2009).

10.21	Second Amendment to Credit Agreement by and among Superior Well Services, Inc., the Lenders party thereto, Citizens Bank of Pennsylvania, as Administrative Agent, and RBS Securities, Inc., as Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on December 24, 2009).

10.22	Asset Purchase Agreement among Superior Well Services, Inc., Superior Well Services, Ltd., Diamondback Holdings, LLC and Diamondback’s Subsidiaries dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on September 18, 2008).

10.23	First Amendment to Asset Purchase Agreement entered into by Superior Well Services, Inc. and Superior Well Services, Ltd. and Diamondback Holdings, LLC and its Subsidiaries on November 18, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 000-51435) filed on November 21, 2008).

10.24	Registration Rights Agreement dated November 18, 2008 among Superior Well Services, Inc., Designated Holders and Diamondback Holdings, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File No. 000-51435) filed on November 21, 2008).

10.25	Sand Purchase Agreement dated October 10, 2008 among Superior Well Services, Inc. and Preferred Rocks USS, Inc. and U.S. Silica Company (incorporated by reference to Exhibit 10.1 to Form 10-Q (SEC File No. 000-51435) filed on November 4, 2008).

10.26*‡	Amendment No. 1 to Sand Purchase Agreement among Superior Well Services, Inc. and Preferred Rocks USS, Inc., dated January 14, 2010.

12.1	Ratio of Earnings to Fixed Charges and Earnings to Fixed Charges and Preference Securities Dividends (incorporated by reference to Exhibit 12.1 to Form 10-K (SEC File No. 000-51435) filed on March 9, 2010).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K (SEC File No. 000-51435) filed on March 9, 2010).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to Form 10-K (SEC File No. 000-51435) filed on March 9, 2010).

24.1	Power of Attorney (incorporated by reference to signature page to Form 10-K (SEC File No. 000-51435) filed on March 9, 2010).

31.1*	Sarbanes-Oxley Section 302 certification of David E. Wallace for Superior Well Services, Inc. for the March 31, 2010 Quarterly Report on Form 10-Q.

31.2*	Sarbanes-Oxley Section 302 certification of. Thomas W. Stoelk for Superior Well Services, Inc. for the March 31, 2010 Quarterly Report on Form 10-Q.

32.1	Sarbanes-Oxley Section 906 certification of David E. Wallace for Superior Well Services, Inc. for the March 31, 2010 Quarterly Report on Form 10-Q (incorporated by reference to Exhibit 32.1 to Form 10-Q (SEC File No. 000-51435) filed on May 6, 2010).

32.2	Sarbanes-Oxley Section 906 certification of Thomas W. Stoelk for Superior Well Services, Inc. for the March 31, 2010 Quarterly Report on Form 10-Q (incorporated by reference to Exhibit 32.2 to Form 10-Q (SEC File No. 000-51435) filed on May 6, 2010).

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

‡	Portions of this exhibit were omitted pursuant to a request for confidential treatment. The omitted portions were filed separately with the Securities and Exchange Commission.